Form 10-Q
period 1995-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1995-11-13
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                       OR

/   /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______  TO _______


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X .   No   .
                                         ---      ---

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1995

                                TABLE OF CONTENTS

                                                                                                                 PAGE
PART I - FINANCIAL INFORMATION

  Item 1. Financial Statements

          Balance Sheets - September 30, 1995 (unaudited) and December 31, 1994                                   2

          Statements of Operations for the three and nine months ended September 30, 1995 and 1994                3
          (unaudited)

          Statements of Cash Flows for the nine months ended September 30, 1995 and 1994                          4
          (unaudited)

          Notes to Financial Statements (unaudited)                                                               5

  Item 2. Management's Discussion and Analysis of Financial Condition and Results of                              7
          Operations

PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                                                        9

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1995 and December 31, 1994, statements of operations for the three and nine months ended September 30, 1995 and 1994, and statements of cash flows for the nine months ended September 30, 1995 and 1994.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                         September 30,      December 31,
                                                                              1995              1994
                                                                         -------------      -------------
                  Assets
                  ------
Current assets:
   Cash, includes $661,193 at September 30, 1995 and $440,530
      at December 31, 1994 in interest-bearing accounts                  $     661,665      $     459,823
   Short-term investments                                                    1,110,000            300,489
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                        1,259,520          1,721,691
                                                                         -------------      -------------

           Total current assets                                              3,031,185          2,482,003
                                                                         -------------      -------------

Container rental equipment, at cost                                         53,079,061         53,222,086
   Less accumulated depreciation                                             7,119,888          4,493,371
                                                                         -------------      -------------
      Net container rental equipment                                        45,959,173         48,728,715
                                                                         -------------      -------------

Organizational costs, net                                                      782,842            990,958
                                                                         -------------      -------------

                                                                         $  49,773,200      $  52,201,676
                                                                         =============      =============
     Liabilities and Partners' Capital
     ---------------------------------

Current liabilities
   Due to general partner (notes 1 and 3)                                $     574,040      $   1,024,040
                                                                         -------------      -------------

           Total current liabilities                                           574,040          1,024,040
                                                                         -------------      -------------

Partners' capital (deficit):
   General partner                                                                 438            (17,387)
   Limited partners                                                         49,198,722         51,195,023
                                                                         -------------      -------------

           Total partners' capital                                          49,199,160         51,177,636
                                                                         -------------      -------------

                                                                         $  49,773,200      $  52,201,676
                                                                         =============      =============


        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                       Three Months Ended                Nine Months Ended
                                                  -----------------------------     -----------------------------
                                                  September 30,   September 30,     September 30,   September 30,
                                                       1995           1994              1995            1994
                                                  -------------   -------------     -------------   -------------
Net lease revenue (notes 1 and  4)                $  2,123,554    $  1,962,677      $  6,159,852    $  5,821,480

Other operating expenses:
  Depreciation                                       1,176,401         845,265         2,866,556       2,526,154
  Other general and administrative expenses             13,852          27,046            74,989          91,474
                                                  ------------    ------------      ------------    ------------
                                                     1,190,253         872,311         2,941,545       2,617,628
                                                  ------------    ------------      ------------    ------------

    Earnings from operations                           933,301       1,090,366         3,218,307       3,203,852

Other income:
  Interest income                                       21,853          10,129            61,704          17,786
  Net gain on disposal of equipment                     30,457           4,949            81,856          67,416
                                                  ------------    ------------      ------------    ------------
                                                        52,310          15,078           143,560          85,202
                                                  ------------    ------------      ------------    ------------

    Net earnings                                  $    985,611    $  1,105,444      $  3,361,867    $  3,289,054
                                                  ============    ============      ============    ============
Allocation of net earnings:

  General partner                                 $    104,599    $     78,427      $    284,843    $    242,657
  Limited partners                                     881,012       1,027,017         3,077,024       3,046,397
                                                  ------------    ------------      ------------    ------------

                                                  $    985,611    $  1,105,444      $  3,361,867    $  3,289,054
                                                  ============    ============      ============    ============

Limited partners' per unit share of net earnings  $        .29    $        .35      $       1.03    $       1.02
                                                  ============    ============      ============    ============




        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                   Nine Months Ended
                                                                           ---------------------------------
                                                                           September 30,       September 30,
                                                                               1995                 1994
                                                                           -------------       -------------
Net cash provided by operating activities                                  $  6,696,837         $ 4,938,028

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                              167,230              87,511
  Purchase of container rental equipment                                        (62,370)                 -
  Acquisition fees paid to general partner                                     (450,000)           (300,000)
                                                                           ------------         -----------

         Net cash used in investing activities                                 (345,140)           (212,489)
                                                                           ------------         -----------
Cash flows used in financing activities:
  Distribution to partners                                                   (5,340,344)         (4,584,750)
                                                                           ------------         -----------

Net increase in cash and cash equivalents                                     1,011,353             140,789

Cash and cash equivalents at January 1                                          760,312             581,211
                                                                           ------------         -----------

Cash and cash equivalents at September 30                                  $  1,771,665         $   722,000
                                                                           ============         ===========

        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

                    SEPTEMBER 30, 1995 AND DECEMBER 31, 1994

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

     (b)  Leasing Company and Leasing Agent Agreement

          The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and releasing the Partnership's containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards
          (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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



                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1995 and December 31, 1994 were as follows:


                                                                 September 30,     December 31,
                                                                     1995              1994
                                                                 -------------     ------------
           Lease receivables, net of doubtful accounts
              of $190,921 at September 30, 1995 and $129,453
              at December 31, 1994                               $  2,472,752      $  2,761,841
           Less:
           Direct operating payables and accrued expenses             680,222           605,400
           Damage protection reserve                                  243,463           154,231
           Base management fees                                       241,581           227,340
           Reimbursed administrative expenses                          47,966            53,179
                                                                 ------------      ------------
                                                                 $  1,259,520      $  1,721,691
                                                                 ============      ============


(3)  Due to General Partner

     The amounts due to CCC at September 30, 1995 and December 31, 1994 consist of acquisition fees.

(4)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1995 and 1994 was as follows:


                                                        Three Months Ended                Nine Months Ended
                                                  -----------------------------     -----------------------------
                                                  September 30,   September 30,     September 30,   September 30,
                                                      1995             1994              1995            1994
                                                  -------------   -------------     -------------   -------------
           Rental revenue                         $  2,854,894    $  2,805,217      $  8,385,646    $  8,128,794

           Rental equipment
             operating expenses                        383,054         475,861         1,193,126       1,255,410
           Base management fees                        193,155         205,053           579,412         575,684
           Reimbursed administrative expenses          155,131         161,626           453,256         476,220
                                                  ------------    ------------      ------------    ------------
                                                  $  2,123,554    $  1,962,677      $  6,159,852    $  5,821,480
                                                  ============    ============      ============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1995 and December 31, 1994.

     During the first nine months of 1995, the Registrant's cash balances increased by $760,312 to $1,771,665. Additionally, the Registrant's collection of outstanding lease receivables and sales proceeds has been favorable, contributing to the aforementioned increase in cash and cash equivalents, and to a $462,171 decline in net lease receivables due from the Leasing Company. Direct operating payables and accrued expenses, a component of net lease receivables, increased $74,822. This increase results from a $30,417 increase in accrued operating expenses and a $44,405 increase in deferred revenue from advance billings to container lessees. The reserve for container repairs covered under the damage protection plan increased $89,232 as a result of an increase in the number of containers covered by the plan. The amount due to the General Partner declined $450,000, as the Registrant continued to make payments to the General Partner for acquisition fees deferred during the build-up phase of the Registrant's fleet and operations.

     During the first nine months of 1995, the Registrant acquired 24 new twenty-foot dry cargo containers at an aggregate manufacturers' invoice cost of $59,400, replacing containers which had been lost or damaged beyond repair. The Registrant's cash balances at September 30, 1995 include additional sales proceeds from equipment disposals in the amount of approximately $123,000. The Registrant will use these sales proceeds in subsequent periods to purchase additional containers as replacements for lost or damaged containers.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1995 and the three and nine-month periods ended September 30, 1994.

     Net lease revenue for the third quarter of 1995 was $2,123,554, an increase of 8% over the third quarter of 1994. Gross rental revenue (a component of net lease revenue) for the quarter was $2,854,894, as compared to $2,805,217 for the same period last year. For the first nine months of 1995, net lease revenue was $6,159,852, an increase of 6% when compared to the first nine months of 1994. Gross rental revenue increased 3% to $8,385,646 over the same nine-month period.

     Gross rental revenue increased when compared to the same three and nine-month periods in the prior year, as the Registrant continued to recognize higher ancillary revenues, such as pick-up and drop-off charges. These ancillary revenues enhanced the results contributed by a stable fleet size and stable utilization rates. Competitive pressures within the container leasing market, as well as the Leasing Company's efforts to improve the credit quality of its customer portfolio, combined to create a resistance to higher average dry cargo container per-diem rental rates. Accordingly, these rates remained relatively stable when compared to the same periods in the prior year. The Registrant expects to gain long-term benefits from the improvement in the credit quality of this customer portfolio, as the allowance for doubtful accounts and related expenses should decline. However, average refrigerated container per-diem rental rates increased approximately 2% and 1% when compared with the three and nine-month periods ended September 30, 1994, respectively.

     The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1995 and 1994 were as follows:


                                                       Three Months Ended                 Nine Months Ended
                                                  -----------------------------     -----------------------------
                                                  September 30,   September 30,     September 30,   September 30,
                                                      1995           1994               1995            1994
                                                  -------------   -------------     -------------   -------------
         Average Fleet Size (measured in
            twenty-foot equivalents (TEU))
               Dry cargo containers                   15,496          15,493            15,509          15,500
               Refrigerated containers                 1,155           1,160             1,157           1,160
         Average Utilization
               Dry cargo containers                       89%             91%               90%             89%
               Refrigerated containers                    99%             96%               99%             98%


     During the third quarter of 1995, the container leasing market began to experience the effects of increasingly competitive market conditions, including, but not limited to, a resistance to higher per-diem rental rates, slightly lower utilization rates resulting from an expanding supply of marine cargo containers within the container industry, and the economic condition of the shipping industry, which has experienced a current trend toward consolidation. Accordingly, the Registrant expects a stable container leasing market during the remainder of 1995 and first half of 1996.

     Declines in the provision for repairs covered by the damage protection plan, and the provision for doubtful accounts, were contributing factors to declines in rental equipment operating expenses of 20% and 5%, when compared to the same three and nine-month periods ended September 30, 1994, respectively.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

              Number                       Description                       Method of Filing
              ------                       -----------                       ----------------
                27                   Financial Data Schedule            Filed with this Document


          (b) There were no reports on Form 8-K during the three-month period ended September 30, 1995.

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

                                     CRONOS GLOBAL INCOME FUND XIV, L.P.

                                     By  Cronos Capital Corp.
                                         The General Partner




                                     By  /s/ JOHN KALLAS
                                         -----------------------------
                                         John Kallas
                                         Vice President, Chief Financial Officer
                                         Principal Accounting Officer

Date:  November 13, 1995

                                  EXHIBIT INDEX

         Exhibit
            No.                                              Description
         -------                                             -----------
           27                                          Financial Data Schedule