Form 10-Q
period 1996-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1996-08-13
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1996

                                TABLE OF CONTENTS


                                                                                                                   PAGE
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - June 30, 1996 (unaudited) and December 31, 1995                                            4

          Statements of Operations for the three and six months ended June 30, 1996 and 1995 (unaudited)              5

          Statements of Cash Flows for the six months ended June 30, 1996 and 1995 (unaudited)                        6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

         Presented herein are the Registrant's balance sheets as of June 30, 1996 and December 31, 1995, statements of operations for the three and six months ended June 30, 1996 and 1995, and statements of cash flows for the six months ended June 30, 1996 and 1995.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                 June 30,      December 31,
                                                                   1996            1995
                                                               -----------     ------------
                   Assets
Current assets:
     Cash, includes $451,031 at June 30, 1996 and $467,304
         at December 31, 1995 in interest-bearing accounts     $   451,448     $   467,597
     Short-term investments                                        976,044       1,451,742
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                         1,308,851       1,121,032
                                                               -----------     -----------
              Total current assets                               2,736,343       3,040,371
                                                               -----------     -----------
Container rental equipment, at cost                             53,007,643      53,145,814
     Less accumulated depreciation                               9,073,702       7,551,375
                                                               -----------     -----------
         Net container rental equipment                         43,933,941      45,594,439
                                                               -----------     -----------
Organizational costs, net                                          574,726         713,470
                                                               -----------     -----------
                                                               $47,245,010     $49,348,280
                                                               ===========     ===========
     Liabilities and Partners' Capital

Current liabilities:
     Due to general partner (notes 1 and 3)                    $   182,040     $   430,160
     Due to manufacturer                                              --           122,400
                                                               -----------     -----------
              Total current liabilities                            182,040         552,560
                                                               -----------     -----------
Partners' capital:
     General partner                                                   351             223
     Limited partners                                           47,062,619      48,795,497
                                                               -----------     -----------
              Total partners' capital                           47,062,970      48,795,720
                                                               -----------     -----------
                                                               $47,245,010     $49,348,280
                                                               ===========     ===========

        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                          Three Months Ended                   Six Months Ended
                                                     ----------------------------       ----------------------------
                                                       June 30,         June 30,          June 30,        June 30,
                                                         1996            1995               1996            1995
                                                     ------------    ------------       ------------    ------------
Net lease revenue (notes 1 and 4)                    $  1,796,352    $  2,079,837       $  3,566,930    $  4,036,298

Other operating expenses:
     Depreciation                                         842,545         844,907          1,686,097       1,690,155
     Other general and administrative expenses             22,016          33,338             44,654          61,137
                                                     ------------    ------------       ------------    ------------
                                                          864,561         878,245          1,730,751       1,751,292
                                                     ------------    ------------       ------------    ------------
         Earnings from operations                         931,791       1,201,592          1,836,179       2,285,006
Other income:
     Interest income                                       22,049          22,172             43,222          39,851
     Net gain on disposal of equipment                     10,693          34,659             52,791          51,399
                                                     ------------    ------------       ------------    ------------
                                                           32,742          56,831             96,013          91,250
                                                     ------------    ------------       ------------    ------------
         Net earnings                                $    964,533    $  1,258,423       $  1,932,192    $  2,376,256
                                                     ============    ============       ============    ============
Allocation of net earnings:
     General partner                                 $     89,030    $     84,430       $    183,376    $    180,244
     Limited partners                                     875,503       1,173,993          1,748,816       2,196,012
                                                     ------------    ------------       ------------    ------------
                                                     $    964,533    $  1,258,423       $  1,932,192    $  2,376,256
                                                     ============    ============       ============    ============
Limited partners' per unit share of net earnings     $        .30    $        .40       $        .59    $        .74
                                                     ============    ============       ============    ============

        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                 Six Months Ended
                                                           ----------------------------
                                                             June 30,         June 30,
                                                               1996             1995
                                                           -----------      -----------
Net cash provided by operating activities                  $ 3,421,060      $ 4,649,948

Cash flows provided by (used in) investing activities:
     Proceeds from sale of container rental equipment          180,555           82,122
     Purchase of container rental equipment                   (122,400)         (59,400)
     Acquisition fees paid to general partner                 (306,120)        (302,970)
                                                           -----------      -----------
           Net cash used in investing activities              (247,965)        (280,248)
                                                           -----------      -----------
Cash flows used in financing activities:
     Distributions to partners                              (3,664,942)      (3,481,694)
                                                           -----------      -----------
Net increase (decrease) in cash and cash equivalents          (491,847)         888,006

Cash and cash equivalents at January 1                       1,919,339          760,312
                                                           -----------      -----------
Cash and cash equivalents at June 30                       $ 1,427,492      $ 1,648,318
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

         The Partnership has determined that for accounting purposes the Leasing Agent Agreement is a lease, and the receivables, payables, gross revenues and operating expenses attributable to the containers managed by the Leasing Company are, for accounting purposes, those of the Leasing Company and not of the Partnership. Consequently, the Partnership's balance sheets and statements of operations display the payments to be received by the Partnership from the Leasing Company as the Partnership's receivables and revenues.

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

(2) Net Lease Receivables Due from Leasing Company

    Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1996 and December 31, 1995 were as follows:

                                                        June 30,     December 31,
                                                          1996           1995
                                                       ----------    ------------
Lease receivables, net of doubtful accounts
     of $190,890 at June 30, 1996 and $215,113 at
     December 31, 1995                                 $2,473,324     $2,291,187
Less:
Direct operating payables and accrued expenses            694,525        674,056
Damage protection reserve                                 222,660        224,272
Base management fees                                      201,996        223,709
Reimbursed administrative expenses                         45,292         48,118
                                                       ----------     ----------
                                                       $1,308,851     $1,121,032
                                                       ==========     ==========

(3) Due to General Partner

    The amounts due to CCC at June 30, 1996 and December 31, 1995 consist of acquisition fees.

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(4) Net Lease Revenue

    Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1996 and 1995 was as follows:

                                           Three Months Ended             Six Months Ended
                                        -------------------------     -------------------------
                                         June 30,       June 30,       June 30,        June 30,
                                           1996           1995           1996           1995
                                        ----------     ----------     ----------     ----------
Rental revenue                          $2,496,120     $2,852,615     $5,045,679     $5,530,752

Rental equipment operating expenses        391,893        430,122        855,898        810,072
Base management fees                       176,007        191,257        350,451        386,257
Reimbursed administrative expenses         131,868        151,399        272,400        298,125
                                        ----------     ----------     ----------     ----------
                                        $1,796,352     $2,079,837     $3,566,930     $4,036,298
                                        ==========     ==========     ==========     ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1996 and December 31, 1995.

    At June 30, 1996, the Registrant had $1,427,492 in cash and cash equivalents, a decrease of $491,847 from the December 31, 1995 cash balances. During the first six months of 1996, the Registrant expended $122,400 of cash generated from sales proceeds to pay for containers accepted during the fourth quarter of 1995. At June 30, 1996, the Registrant had approximately $234,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1996, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

    Net lease receivables at June 30, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. The Registrant's cash distribution from operations for the second quarter of 1996 was 9.50% (annualized) of the limited partners' original capital contribution, a decline from the first quarter 1996 distribution of 11% (annualized).

    The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. The container leasing market generally softened during the fourth quarter of 1995 and has remained so during the first six months of 1996. At June 30, 1996, container inventories remained at larger-than-usual levels, resulting in a decline in the average utilization rate for the Registrant's dry cargo containers from 85% at December 31, 1995, to 84% at June 30, 1996. The average utilization rate for the Registrant's refrigerated container fleet declined from 95% at December 31, 1995, to 90% at June 30, 1996. Base per-diem rates have become subject to downward pressures arising from a soft container leasing market. During the first six months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter these market conditions. Accordingly, ancillary per-diems have fluctuated, favoring a downward trend, while free-day incentives offered to shipping companies have risen. Currently, there are no visible signs of improvements in the leasing market and hence further downward pressure on rental rates can be expected in the ensuing quarters. As a result, these leasing markets conditions will continue to impact the Registrant's results from operations during the remainder of 1996.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1996 and the three and six-month periods ended June 30, 1995.

    Net lease revenue for the three and six-month periods ended June 30, 1996 was $1,796,352 and $3,566,930, respectively, a decline of approximately 14% and 12% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1996 was $2,496,120 and $5,045,679, respectively, a decline of 12% and 9% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels for both the dry cargo and refrigerated container fleets. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1996 declined approximately 5% and 3%, respectively, when compared to the same periods in the prior year, respectively. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1996 were consistent with those in the same three and six-month periods of the prior year.

The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1996 and 1995 were as follows:

                                             Three Months Ended       Six Months Ended
                                            --------------------    --------------------
                                            June 30,    June 30,    June 30,    June 30,
                                              1996        1995        1996        1995
                                            --------    --------    --------    --------
Average Fleet Size (measured in
     twenty-foot equivalent units (TEU))
         Dry cargo containers                15,445      15,520      15,458      15,515
         Refrigerated cargo containers        1,153       1,156       1,153       1,158
Average Utilization
         Dry cargo containers                    84%         91%         84%         90%
         Refrigerated cargo containers           92%         99%         92%         99%

Rental equipment operating expenses were 16% and 17% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1996, respectively, as compared to 15% in each of the three and six-month periods ended June 30, 1995, respectively. This increase was largely attributable to a decline in gross lease revenue resulting from lower per-diem rates, a downward trend in ancillary per-diems, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

    Exhibit
      No.                           Description                                 Method of Filing
    -------                         -----------                                 ----------------
     3(a)     Limited Partnership Agreement of the Registrant, amended and      *
              restated as of December 2, 1992

     3(b)     Certificate of Limited Partnership of the Registrant              **

     10       Form of Leasing Agent Agreement with Cronos Containers Limited    ***

     27       Financial Data Schedule                                           Filed with this document

(b) Report on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1996.



- ----------------
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

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



                                    CRONOS GLOBAL INCOME FUND XIV, L.P.

                                    By Cronos Capital Corp.
                                       The General Partner



                                    By /s/ JOHN KALLAS
                                       ---------------------------------------
                                       John Kallas
                                       Vice President, Chief Financial Officer
                                       Principal Accounting Officer



Date:  August 13, 1996

                                  EXHIBIT INDEX

    Exhibit
      No.                           Description                                 Method of Filing
    -------                         -----------                                 ----------------
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

- ----------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)