Form 10-Q
period 1996-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1996-11-12
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X  No
                                        ---    ---

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                         PERIOD ENDED SEPTEMBER 30, 1996

                                TABLE OF CONTENTS

                                                                                                                    PAGE

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance Sheets - September 30, 1996 (unaudited) and December 31, 1995                                       4

          Statements of Operations for the three and nine months ended September 30, 1996 and 1995 (unaudited)        5

          Statements of Cash Flows for the nine months ended September 30, 1996 and 1995 (unaudited)                  6

          Notes to Financial Statements (unaudited)                                                                   7

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                      10


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                                           12

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of September 30, 1996 and December 31, 1995, statements of operations for the three and nine months ended September 30, 1996 and 1995, and statements of cash flows for the nine months ended September 30, 1996 and 1995.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)

                                                                      September 30,     December 31,
                                                                          1996              1995
                                                                      -----------       -----------

                          Assets
Current assets:
     Cash, includes $592,628 at September 30, 1996 and $467,304
         at December 31, 1995 in interest-bearing accounts            $   593,087       $   467,597
     Short-term investments                                             1,001,752         1,451,742
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                1,153,736         1,121,032
                                                                      -----------       -----------

              Total current assets                                      2,748,575         3,040,371
                                                                      -----------       -----------

Container rental equipment, at cost                                    52,928,400        53,145,814
     Less accumulated depreciation                                      9,832,173         7,551,375
                                                                      -----------       -----------
         Net container rental equipment                                43,096,227        45,594,439
                                                                      -----------       -----------

Organizational costs, net                                                 505,355           713,470
                                                                      -----------       -----------

                                                                      $46,350,157       $49,348,280
                                                                      ===========       ===========

                 Liabilities and Partners' Capital

Current liabilities:
     Due to general partner (notes 1 and 3)                           $    91,040       $   430,160
     Due to manufacturer                                                       --           122,400
                                                                      -----------       -----------

              Total current liabilities                                    91,040           552,560
                                                                      -----------       -----------

Partners' capital:
     General partner                                                          372               223
     Limited partners                                                  46,258,745        48,795,497
                                                                      -----------       -----------

              Total partners' capital                                  46,259,117        48,795,720
                                                                      -----------       -----------

                                                                      $46,350,157       $49,348,280
                                                                      ===========       ===========


        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended                 Nine Months Ended
                                                      ------------------------------    ------------------------------
                                                      September 30,    September 30,    September 30,    September 30,
                                                          1996             1995             1996             1995
                                                      -------------    -------------    -------------    -------------

Net lease revenue (notes 1 and 4)                      $1,603,150       $2,123,554       $5,170,080       $6,159,852
Other operating expenses:
   Depreciation and amortization                          841,822        1,176,401        2,527,919        2,866,556
   Other general and administrative expenses               25,585           13,852           70,239           74,989
                                                       ----------       ----------       ----------       ----------
                                                          867,407        1,190,253        2,598,158        2,941,545
                                                       ----------       ----------       ----------       ----------
     Earnings from operations                             735,743          933,301        2,571,922        3,218,307

Other income:
   Interest income                                         20,879           21,853           64,101           61,704
   Net gain on disposal of equipment                       10,214           30,457           63,005           81,856
                                                       ----------       ----------       ----------       ----------
                                                           31,093           52,310          127,106          143,560
                                                       ----------       ----------       ----------       ----------
     Net earnings                                      $  766,836       $  985,611       $2,699,028       $3,361,867
                                                       ==========       ==========       ==========       ==========

Allocation of net earnings:
   General partner                                     $   78,555       $  104,599       $  261,931       $  284,843
   Limited partners                                       688,281          881,012        2,437,097        3,077,024
                                                       ----------       ----------       ----------       ----------
                                                       $  766,836       $  985,611       $2,699,028       $3,361,867
                                                       ==========       ==========       ==========       ==========
Limited partners' per unit share of net earnings       $      .23       $      .29       $      .82       $     1.03
                                                       ==========       ==========       ==========       ==========


        The accompanying notes are an integral part of these statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                1996                1995
                                                            -------------       -------------

Net cash provided by operating activities                    $ 5,132,661        $ 6,696,837

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment              239,990            167,230
   Purchase of container rental equipment                       (122,400)           (62,370)
   Acquisition fees paid to general partner                     (339,120)          (450,000)
                                                             -----------        -----------

         Net cash used in investing activities                  (221,530)          (345,140)
                                                             -----------        -----------

Cash flows used in financing activities:
   Distribution to partners                                   (5,235,631)        (5,340,344)
                                                             -----------        -----------

Net increase (decrease) in cash and cash equivalents            (324,500)         1,011,353


Cash and cash equivalents at January 1                         1,919,339            760,312
                                                             -----------        -----------

Cash and cash equivalents at September 30                    $ 1,594,839        $ 1,771,665
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

(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC, the Leasing Company, and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1996 and December 31, 1995 were as follows:

                                                                  September 30,    December 31,
                                                                      1996             1995
                                                                   ----------       ----------

      Lease receivables, net of doubtful accounts
           of $140,920 at September 30, 1996 and $215,113 at
           December 31, 1995                                       $2,236,371       $2,291,187
      Less:
      Direct operating payables and accrued expenses                  636,980          674,056
      Damage protection reserve                                       215,275          224,272
      Base management fees                                            187,955          223,709
      Reimbursed administrative expenses                               42,425           48,118
                                                                   ----------       ----------
                                                                   $1,153,736       $1,121,032
                                                                   ==========       ==========

(3)   Due to General Partner

      The amounts due to CCC at September 30, 1996 and December 31, 1995 consist of acquisition fees.
                                                                (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

(4)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses to CCC, the Leasing Company, and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1996 and 1995 was as follows:

                                                          Three Months Ended                 Nine Months Ended
                                                    ------------------------------     ------------------------------
                                                    September 30,    September 30,     September 30,    September 30,
                                                        1996             1995             1996             1995
                                                    -------------    -------------     -------------    -------------
           Rental revenue                            $2,381,314       $2,854,894       $7,426,993       $8,385,646
           Rental equipment operating expenses          481,226          383,054        1,337,124        1,193,126
           Base management fees                         163,994          193,155          514,445          579,412
           Reimbursed administrative expenses           132,944          155,131          405,344          453,256
                                                     ----------       ----------       ----------       ----------
                                                     $1,603,150       $2,123,554       $5,170,080       $6,159,852
                                                     ==========       ==========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1996 and December 31, 1995.

      At September 30, 1996, the Registrant had $1,594,839 in cash and cash equivalents, a decrease of $324,500 from the December 31, 1995 cash balances. During the first nine months of 1996, the Registrant expended $122,400 of cash generated from sales proceeds to purchase additional dry cargo containers. At September 30, 1996, the Registrant committed to purchase an additional 50 twenty-foot, 35 forty-foot, and 23 forty-foot high-cube dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate manufacturer's invoice cost of $292,530. Approximately $293,000 in cash generated from equipment sales, reserved as part of the Registrant's September 30, 1996 cash balances, will be used to finance these purchases. Throughout the remainder of 1996, the Registrant may use cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      Net lease receivables at September 30, 1996 increased when compared to December 31, 1995, as cash collections of outstanding receivables slowed. The Registrant's cash distribution from operations for the third quarter of 1996 was 9.50% (annualized) of the limited partners' original capital contribution, consistent with the second quarter of 1996.

      The statements contained in the following discussion are based on current expectations. These statements are forward looking and actual results may differ materially. Indicative of the cyclical nature of the container leasing business, containerized trade growth slowed in the last quarter of 1995, and excess inventories began to develop. This slowdown has resulted in reduced equipment utilization and lower per-diem rental rates in the container leasing industry during the first nine months of 1996. Accordingly, the Registrant's dry cargo container utilization rate declined from 85% at December 31, 1995, to 82% at September 30, 1996. The Registrant's refrigerated container utilization rate declined from 95% at December 31, 1995, to 82% at September 30, 1996. During the first nine months of 1996, the Leasing Company implemented various marketing strategies, including but not limited to, offering incentives to shipping companies and repositioning containers to high demand locations in order to counter the market conditions. Ancillary revenues have fallen, and free-day incentives offered to the shipping lines have increased. In addition, rental equipment operating expenses of the Registrant have increased due to higher storage and handling costs associated with the off-hire fleet, and increased repositioning costs. These leasing market conditions are expected to adversely impact the Registrant's results from operations through the remainder of 1996 and into 1997.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1996 and the three and nine-month periods ended September 30, 1995.

      Net lease revenue for the three and nine-month periods ended September 30, 1996 was $1,603,150 and $5,170,080, respectively, a decline of approximately 25% and 16% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1996 was $2,381,314 and $7,426,993, respectively, a decline of 17% and 11% from the same periods in the prior year, respectively. During 1996, gross rental revenue was primarily impacted by the Registrant's lower per-diem rental rates and utilization levels for both the dry cargo and refrigerated container fleets. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1996 declined approximately 6% and 4%, respectively, when compared to the same periods in the prior year, respectively. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 1996 declined approximately 4% and 2%, respectively, when compared to the same periods in the prior year.

      The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1996 and 1995 were as follows:

                                                              Three Months Ended                 Nine Months Ended
                                                        ------------------------------     ------------------------------
                                                        September 30,    September 30,     September 30,    September 30,
                                                            1996              1995              1996              1995
                                                        -------------    -------------     -------------    -------------

         Average Fleet Size (measured in
             twenty-foot equivalent units (TEU))
                Dry cargo containers                       15,424            15,496            15,447            15,509
                Refrigerated containers                     1,151             1,155             1,153             1,157
         Average Utilization
                Dry cargo containers                           83%               89%               84%               90%
                Refrigerated containers                        85%               99%               90%               99%


      Rental equipment operating expenses were 20% and 18% of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1996, respectively, as compared to 13% and 14% during the three and nine-month periods ended September 30, 1995, respectively. These increases were largely attributable to a decline in gross lease revenue resulting from lower utilization rates, lower per-diem rates, a downward trend in ancillary revenue, and an increase in free-day incentives offered to shipping companies. Costs associated with lower utilization levels, including handling, storage and repositioning also contributed to the increase in the rental equipment operating expenses, as a percentage of gross lease revenue. The Registrant's operating performance contributed to the decline in base management fees, when compared to the same periods in the prior year.

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

         3(a)      Limited Partnership Agreement of the Registrant, amended and              *
                   restated as of December 2, 1992

         3(b)      Certificate of Limited Partnership of the Registrant                      **

         10        Form of Leasing Agent Agreement with Cronos Containers Limited            ***

         27        Financial Data Schedule                                                   Filed with this document

(b)   Report on Form 8-K

      No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1996.







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


                                  CRONOS GLOBAL INCOME FUND XIV, L.P.

                                  By   Cronos Capital Corp.
                                       The General Partner



                                  By    /s/ JOHN KALLAS
                                       -----------------------------------
                                       John Kallas
                                       Vice President, Treasurer
                                       Principal Financial & Accounting Officer

Date:  November 11, 1996

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