Form 10-Q
period 1997-03-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 1997-06-16
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO ________


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

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED MARCH 31, 1997

                                TABLE OF CONTENTS

                                                                           PAGE
PART I - FINANCIAL INFORMATION
  Item 1. Financial Statements

          Balance Sheets - March 31, 1997 (unaudited) and
          December 31, 1996                                                   4

          Statements of Operations for the three months ended
          March 31, 1997 and 1996 (unaudited)                                 5

          Statements of Cash Flows for the three months ended
          March 31, 1997 and 1996 (unaudited)                                 6

          Notes to Financial Statements (unaudited)                           7

  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10


PART II - OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    12

                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of March 31, 1997 and December 31, 1996, statements of operations for the three months ended March 31, 1997 and 1996, and statements of cash flows for the three months ended March 31, 1997 and 1996.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                               March 31,       December 31,
                                                                                 1997             1996
                                                                              -----------      -----------
                   Assets
                   ------
Current assets:
    Cash and cash equivalents, includes $1,103,568 at March 31, 1997
        and $1,730,128 at December 31, 1996 in interest-bearing accounts      $ 1,109,967      $ 1,730,504
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                          1,160,480        1,173,515
                                                                              -----------      -----------
           Total current assets                                                 2,270,447        2,904,019
                                                                              -----------      -----------

Container rental equipment, at cost                                            53,173,480       52,798,896
    Less accumulated depreciation                                              11,331,881       10,575,957
                                                                              -----------      -----------
       Net container rental equipment                                          41,841,599       42,222,939
                                                                              -----------      -----------
Organizational costs, net                                                         366,611          435,983
                                                                              -----------      -----------
                                                                              $44,478,657      $45,562,941
                                                                              ===========      ===========

              Partners' Capital
              -----------------
Partners' capital:
    General partner                                                           $       239      $       776
    Limited partners                                                           44,478,418       45,562,165
                                                                              -----------      -----------
           Total partners' capital                                             44,478,657       45,562,941
                                                                              -----------      -----------
                                                                              $44,478,657      $45,562,941
                                                                              ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                          Three Months Ended
                                                      --------------------------
                                                       March 31,      March 31,
                                                         1997           1996
                                                      ----------      ----------
Net lease revenue (notes 1 and 3)                     $1,220,351      $1,770,578

Other operating expenses:
   Depreciation                                          845,581         843,552
   Other general and administrative expenses              21,258          22,638
                                                      ----------      ----------
                                                         866,839         866,190
                                                      ----------      ----------

     Earnings from operations                            353,512         904,388

Other income:
   Interest income                                        20,056          21,173
   Net gain on disposal of equipment                      34,303          42,098
                                                      ----------      ----------
                                                          54,359          63,271
                                                      ----------      ----------
     Net earnings                                     $  407,871      $  967,659
                                                      ==========      ==========

Allocation of net earnings:

   General partner                                    $   74,070      $   94,346
   Limited partners                                      333,801         873,313
                                                      ----------      ----------
                                                      $  407,871      $  967,659
                                                      ==========      ==========

Limited partners' per unit share of net earnings      $     0.11      $     0.29
                                                      ==========      ==========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                   Three Months Ended
                                                            -----------------------------
                                                              March 31,         March 31,
                                                                1997              1996
                                                            ---------------   -----------
Net cash provided by operating activities                   $ 1,216,140       $ 1,718,883

Cash flows provided by (used in) investing activities:
   Proceeds from sale of container rental equipment             134,658           153,450
   Purchase of container rental equipment                      (456,362)         (122,400)
   Acquisition fees paid to general partner                     (22,818)         (156,120)
                                                            -----------       -----------

         Net cash used in investing activities                 (344,522)         (125,070)
                                                            -----------       -----------

Cash flows used in financing activities:
   Distribution to partners                                  (1,492,155)       (1,884,828)
                                                            -----------       -----------

Net decrease in cash and cash equivalents                      (620,537)         (291,015)

Cash and cash equivalents at January 1                        1,730,504         1,919,340
                                                            -----------       -----------
Cash and cash equivalents at March 31                       $ 1,109,967       $ 1,628,325
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

          The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. As of March 31, 1997, the Partnership operated 8,294 twenty-foot, 3,568 forty-foot and 98 forty-foot high-cube marine dry cargo containers and 454 twenty-foot and 344 forty-foot refrigerated cargo containers.

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




                                                                    (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


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

          The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim periods presented.


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 1997 and December 31, 1996 were as follows:

                                                           March 31,     December 31,
                                                             1997           1996
                                                          ----------     ------------
      Lease receivables, net of doubtful accounts
         of $141,814 at March 31, 1997 and $144,071
         at December 31, 1996                             $2,164,029      $2,184,535
      Less:
      Direct operating payables and accrued expenses         637,641         644,735
      Damage protection reserve                              143,618         143,887
      Base management fees                                   184,823         181,305
      Reimbursed administrative expenses                      37,467          41,093
                                                          ----------      ----------
                                                          $1,160,480      $1,173,515
                                                          ==========      ==========

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 1997 and 1996 was as follows:

                                                  Three Months Ended
                                              ---------------------------
                                               March 31,         March 31,
                                                 1997              1996
                                               ----------      ----------
      Rental revenue                           $2,018,848      $2,549,559

      Less:
      Rental equipment operating expenses         548,885         464,005
      Base management fees                        140,350         174,444
      Reimbursed administrative expenses          109,262         140,532
                                               ----------      ----------
                                               $1,220,351      $1,770,578
                                               ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 1997 and December 31, 1996.

      At March 31, 1997, the Registrant had $1,109,967 in cash and cash equivalents, a decrease of $620,537 from the December 31, 1996 cash balances. During the first quarter of 1997, the Registrant expended $456,362 of cash generated from sales proceeds to pay for containers purchased from the general partner during the first quarter of 1997. At March 31, 1997, the Registrant had approximately $17,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      The Registrant's cash distribution from operations for the first quarter of 1997 was 9.5% (annualized) of the limited partners' original capital contribution, unchanged from the fourth quarter of 1996. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. These conditions continued to exist throughout the first quarter of 1997, contributing to declines in the Registrant's average dry and refrigerated cargo container utilization rates from 79% and 80% at December 31, 1996 to 78% and 77% at March 31, 1997, respectively. The Leasing Company continues to implement various marketing strategies, including but not limited to, offering incentives to shipping companies, repositioning containers to high demand locations and focusing towards term leases and other leasing opportunities including the leasing of containers for local storage, in order to counter current leasing market conditions. These conditions are expected to continue throughout 1997, impacting the Registrant's liquidity and capital resources.


2) Material changes in the results of operations between the three-month period ended March 31, 1997 and the three-month period ended
      March 31, 1996.

      Net lease revenue for the first quarter of 1997 was $1,220,351, a decline of approximately 31% from the first quarter of 1996. Gross rental revenue (a component of net lease revenue) for the quarter ended March 31, 1997 was $2,018,848, reflecting a decline of 21% from the same three-month period in 1996. Gross rental revenue was primarily impacted by the sluggish market conditions that existed during 1996 and throughout the first quarter of 1997. These conditions contributed to lower average dry cargo and refrigerated utilization rates. Average dry cargo and refrigerated container per-diem rental rates for the three-month period ended March 31, 1997 declined 10% and 19%, respectively, when compared to the same period in the prior year.

      The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 1997 and March 31, 1996 were as follows:

                                                 Three Months Ended
                                               -----------------------
                                                March 31,    March 31,
                                                  1997         1996
                                                ---------    ---------
      Average Fleet Size (measured in
        twenty-foot equivalent units (TEU))
              Dry cargo containers               15,477       15,470
              Refrigerated containers             1,142        1,154
       Average Utilization
              Dry cargo containers                   78%          84%
              Refrigerated containers                77%          93%

      Rental equipment operating expenses were 27% of the Registrant's gross lease revenue during the three-month period ended March 31, 1997, as compared to 18% during the three-month period ended March 31, 1996. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

      The Registrant disposed of seven twenty-foot and one forty-foot dry cargo containers, as well as one forty-foot refrigerated container during the first quarter of 1997, as compared to 25 twenty-foot, four forty-foot, and one forty-foot refrigerated container during the same period in the prior year.

      As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, a Luxembourg Corporation headquartered in Orchard Lea, England (the "Parent Company"), on February 3, 1997.

      The Parent Company is the indirect corporate parent of Cronos Capital Corp., the General Partner of the Registrant. In its letter of resignation to the Parent Company, Arthur Andersen states that it resigned as auditors of the Parent Company and all other entities affiliated with the Parent Company. While its letter of resignation was not addressed to the General Partner or the Registrant, Arthur Andersen confirmed to the General Partner that its resignation as auditors of the entities referred to in its letter of resignation included its resignation as auditors of Cronos Capital Corp. and the Registrant.

      The Registrant does not, at this time, have sufficient information to determine the impact, if any, that the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the General Partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

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

      Due to the nature and timing of Arthur Andersen's resignation, the Parent Company and General Partner were unable to name a successor auditor on behalf of the Registrant until it retained Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

      Cautionary Statement

      This Quarterly Report on Form 10-Q contains statements relating to future results of the Registrant, including certain projections and business trends, that are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those projected as a result of certain risks and uncertainties, including but not limited to changes in: economic conditions; trade policies; demand for and market acceptance of leased marine cargo containers; competitive utilization and per-diem rental rate pressures; as well as other risks and uncertainties, including but not limited to those described in the above discussion of the marine container leasing business under Item 2., Management's Discussion and Analysis of Financial Condition and Results of Operations; and those detailed from time to time in the filings of Registrant with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits

Exhibit
   No.                              Description                                 Method of Filing
-------                             -----------                                 ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of December 2, 1992

   3(b)        Certificate of Limited Partnership of the Registrant             **

   10          Form of Leasing Agent Agreement with Cronos Containers           ***
               Limited

   27          Financial Data Schedule                                          Filed with this document

(b)   Reports on Form 8-K

      The Registrant filed a Report on Form 8-K, dated February 7, 1997 and Amendment No. 1 to Report on Form 8-K dated February 26, 1997, reporting the resignation of the Registrant's certifying accountant.

      The Registrant filed a Report on Form 8-K, April 14, 1997, reporting the appointment of the Registrant's successor certifying accountant.



____________
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

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



                                   CRONOS GLOBAL INCOME FUND XIV, L.P.

                                   By   Cronos Capital Corp.
                                        The General Partner



                                   By    /s/ JOHN KALLAS
                                        ----------------------------
                                        John Kallas
                                        Vice President, Treasurer
                                        Principal Finance & Accounting Officer


Date:  June 16, 1997

                                  EXHIBIT INDEX


Exhibit
   No.                              Description                                 Method of Filing
-------                             -----------                                 ----------------
   3(a)        Limited Partnership Agreement of the Registrant, amended and     *
               restated as of December 2, 1992

   3(b)        Certificate of Limited Partnership of the Registrant             **

   10          Form of Leasing Agent Agreement with Cronos Containers           ***
               Limited

   27          Financial Data Schedule                                          Filed with this document

___________
* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)