Form 10-Q
period 1997-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1997-08-13
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
        __________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                      REPORT ON FORM 10-Q FOR THE QUARTERLY
                           PERIOD ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                                                                  PAGE
                                                                                                                  ----
PART I - FINANCIAL INFORMATION

  Item 1.     Financial Statements

              Balance Sheets - June 30, 1997 (unaudited) and December 31, 1996                                      4

              Statements of Operations for the three and six months ended June 30, 1997 and 1996 (unaudited)        5

              Statements of Cash Flows for the six months ended June 30, 1997 and 1996 (unaudited)                  6

              Notes to Financial Statements (unaudited)                                                             7

  Item 2.     Management's Discussion and Analysis of Financial Condition and Results of                           10
              Operations


PART II - OTHER INFORMATION

  Item 6.     Exhibits and Reports on Form 8-K                                                                     13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of June 30, 1997 and December 31, 1996, statements of operations for the three and six months ended June 30, 1997 and 1996, and statements of cash flows for the six months ended June 30, 1997 and 1996.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                       June 30,           December 31,
                                                                                        1997                  1996
                                                                                     -----------          -----------

                                     Assets
                                     ------
Current assets:
     Cash and cash equivalents, includes $1,183,724 at June 30, 1997
          and $1,730,128 at December 31, 1996 in interest-bearing accounts           $ 1,215,001          $ 1,730,504
     Net lease receivables due from Leasing Company
         (notes 1 and 2)                                                               1,052,809            1,173,515
                                                                                     -----------          -----------

               Total current assets                                                    2,267,810            2,904,019
                                                                                     -----------          -----------

Container rental equipment, at cost                                                   53,106,373           52,798,896
     Less accumulated depreciation                                                    12,091,152           10,575,957
                                                                                     -----------          -----------
         Net container rental equipment                                               41,015,221           42,222,939
                                                                                     -----------          -----------

Organizational costs, net                                                                297,239              435,983
                                                                                     -----------          -----------

                                                                                     $43,580,270          $45,562,941
                                                                                     ===========          ===========

                      Partners' Capital

Partners' capital:
     General partner                                                                 $       333          $       776
     Limited partners                                                                 43,579,937           45,562,165
                                                                                     -----------          -----------

               Total partners' capital                                                43,580,270           45,562,941
                                                                                     -----------          -----------

                                                                                     $43,580,270          $45,562,941
                                                                                     ===========          ===========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended               Six Months Ended
                                                      --------------------------      --------------------------
                                                       June 30,        June 30,        June 30,        June 30,
                                                         1997            1996            1997            1996
                                                      ----------      ----------      ----------      ----------
Net lease revenue (notes 1 and 3)                     $1,277,794      $1,796,352      $2,498,145      $3,566,930
Other operating expenses:
      Depreciation                                       844,329         842,545       1,689,910       1,686,097
      Other general and administrative expenses           29,907          22,016          51,165          44,654
                                                      ----------      ----------      ----------      ----------
                                                         874,236         864,561       1,741,075       1,730,751
                                                      ----------      ----------      ----------      ----------
            Earnings from operations                     403,558         931,791         757,070       1,836,179
Other income:
      Interest income                                     14,636          22,049          34,692          43,222
      Net gain on disposal of equipment                   18,589          10,693          52,892          52,791
                                                      ----------      ----------      ----------      ----------
                                                          33,225          32,742          87,584          96,013
                                                      ----------      ----------      ----------      ----------
            Net earnings                              $  436,783      $  964,533      $  844,654      $1,932,192
                                                      ==========      ==========      ==========      ==========
Allocation of net earnings:
      General partner                                 $   66,932      $   89,030      $  141,002      $  183,376
      Limited partners                                   369,851         875,503         703,652       1,748,816
                                                      ----------      ----------      ----------      ----------
                                                      $  436,783      $  964,533      $  844,654      $1,932,192
                                                      ==========      ==========      ==========      ==========
Limited partners' per unit share of net earnings      $      .13      $      .30      $      .24      $      .59
                                                      ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                  Six Months Ended
                                                            -----------------------------
                                                              June 30,         June 30,
                                                               1997               1996
                                                            -----------       -----------

Net cash provided by operating activities                   $ 2,550,061       $ 3,421,060

Cash flows provided by (used in) investing activities:
      Proceeds from sale of container rental equipment          240,941           180,555
      Purchase of container rental equipment                   (456,362)         (122,400)
      Acquisition fees paid to general partner                  (22,818)         (306,120)
                                                            -----------       -----------

               Net cash used in investing activities           (238,239)         (247,965)
                                                            -----------       -----------

Cash flows used in financing activities:
      Distributions to partners                              (2,827,325)       (3,664,942)
                                                            -----------       -----------

Net decrease in cash and cash equivalents                      (515,503)         (491,847)

Cash and cash equivalents at January 1                        1,730,504         1,919,339
                                                            -----------       -----------

Cash and cash equivalents at June 30                        $ 1,215,001       $ 1,427,492
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

                The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. As of June 30, 1997, the Partnership operated 8,283 twenty-foot, 3,563 forty-foot and 98 forty-foot high-cube marine dry cargo containers and 454 twenty-foot and 340 forty-foot refrigerated cargo containers.

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


        (2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1997 and December 31, 1996 were as follows:

                                                             June 30,      December 31,
                                                               1997            1996
                                                            ----------     ------------
        Lease receivables, net of doubtful accounts
           of $122,020 at June 30, 1997 and $144,071
           at December 31, 1996                             $2,080,750      $2,184,535
        Less:
        Direct operating payables and accrued expenses         647,134         644,735
        Damage protection reserve                              141,381         143,887
        Base management fees                                   203,414         181,305
        Reimbursed administrative expenses                      36,012          41,093
                                                            ----------      ----------

                                                            $1,052,809      $1,173,515
                                                            ==========      ==========

                                               (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1997 and 1996 was as follows:

                                                     Three Months Ended              Six Months Ended
                                                 --------------------------      --------------------------
                                                  June 30,        June 30,        June 30,        June 30,
                                                    1997            1996            1997            1996
                                                 ----------      ----------      ----------      ----------
        Rental revenue                           $2,009,696      $2,496,120      $4,028,544      $5,045,679
        Less:
        Rental equipment operating expenses         486,430         391,893       1,035,315         855,898
        Base management fees                        140,580         176,007         280,930         350,451
        Reimbursed administrative expenses          104,892         131,868         214,154         272,400
                                                 ----------      ----------      ----------      ----------
                                                 $1,277,794      $1,796,352      $2,498,145      $3,566,930
                                                 ==========      ==========      ==========      ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between June 30, 1997 and December 31, 1996.

        At June 30, 1997, the Registrant had $1,215,001 in cash and cash equivalents, a decrease of $515,503 from the December 31, 1996 cash balances. At June 30, 1997, the Registrant had approximately $123,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

        The Registrant's operating performance contributed to an 11% decline in net lease receivables at June 30, 1997 when compared to December 31, 1996. The Registrant's cash distribution from operations for the second quarter of 1997 was 8.0% (annualized) of the limited partners' original capital contribution, unchanged from the first quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing the demand for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected, contributing to an uncertain start to 1997. Since the beginning of the year, the container leasing industry has experienced an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 79% at December 31, 1996 to 82% at June 30, 1997, while the refrigerated container utilization rate measured 79% at June 30, 1997, unchanged from December 31, 1996. During 1996, shipping lines and other transport companies had reduced their leased fleets to minimal levels in an attempt to reduce costs. However, increasing cargo volumes and continued equipment imbalances within the container fleets of shipping lines and transport companies have established a need for these companies to replenish their leased fleets.

        Although there has been a general improvement in container utilization rates, per-diem rental rates continue to remain under pressure. The decline in per-diem rental rates from those evidenced during 1996 can be attributed to the following factors: three new leasing companies have offered new containers and low rental rates in an effort to break into the leasing market; established leasing companies have reduced rates to very low levels; and a continued over supply of containers. Although these conditions are expected to continue to impact the Registrant's financial condition and operating performance throughout 1997, the long-term outlook remains a positive one.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1997 and the three and six-month periods ended June 30, 1996.

        Net lease revenue for the three and six-month periods ended June 30, 1997 was $1,277,794 and $2,498,145, respectively, a decline of approximately 29% and 30% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1997 was $2,009,696 and $4,028,544, respectively, reflecting a decline of 20% from the same periods in 1996. During 1997, gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined approximately 12% and 10%, respectively, when compared to the same periods in the prior year, respectively. Average refrigerated container per-diem rental rates for the three and six-month periods ended June 30, 1997 declined approximately 11% and 13%, respectively, when compared to the same periods in the prior year. Dry cargo utilization, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and six-month periods ended June 30, 1996. Refrigerated container utilization rates declined in each of the three and six-month periods ended June 30, 1997, as many of the term leases entered into during the Registrant's initial years of operations have since expired.

        The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1997 and June 30, 1996 were as follows:

                                                        Three Months Ended                    Six Months Ended
                                                   ----------------------------         -----------------------------
                                                   June 30,            June 30,          June 30,            June 30,
                                                      1997               1996              1997                1996
                                                   ---------          ---------         ---------           ---------
Average Fleet Size (measured in
      twenty-foot equivalent units (TEU))
            Dry cargo containers                     15,610             15,445             15,524             15,458
            Refrigerated cargo containers             1,135              1,153              1,139              1,153
Average Utilization
            Dry cargo containers                         81%                84%                79%                84%
            Refrigerated cargo containers                76%                92%                76%                92%


        Rental equipment operating expenses were 24% and 26% of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997, as compared to 16% and 17% during the three and six-month periods ended June 30, 1996, respectively. This increase was largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

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

        Following Arthur Andersen's resignation, the Parent Company subsequently received notification from the Securities and Exchange Commission that it was conducting a private investigation of the Parent Company regarding the events and circumstances leading to Arthur Andersen's resignation. The results of this investigation are still pending. Accordingly, the Registrant does not, at this time, have sufficient information to determine the impact, if any, that the Securities and Exchange Commission investigation of the Parent Company and the concerns expressed by Arthur Andersen in its letter of resignation may have on the future operating results and financial condition of the Registrant or the Leasing Company's ability to manage the Registrant's fleet in subsequent periods. However, the general partner of the Registrant does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

        Arthur Andersen's report on the financial statements of Cronos Capital Corp. and the Registrant, for either of the previous two years, has not contained an adverse opinion or a disclaimer of opinion, nor was any such report qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant's previous two fiscal years and the subsequent interim period preceding Arthur Andersen's resignation, there have been no disagreements between Cronos Capital Corp. or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

        The Registrant retained a new auditor, Moore Stephens, P.C. ("Moore Stephens") on April 10, 1997, as reported in the Registrant's Current Report on Form 8-K, filed April 14, 1997.

        The President of the Leasing Company, a subsidiary of the Parent Company, along with two marketing Vice Presidents, resigned in June 1997. These vacancies were filled by qualified, long-time employees who average over 15 years of experience in the container leasing industry, therefore providing continuity in the management of the Leasing Company. The Registrant and general partner do not believe these changes will have a material impact on the future operating results and financial condition of the Registrant.


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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit
          No.                         Description                                        Method of Filing
        -------                       -----------                                        ----------------

        3(a)      Limited Partnership Agreement of the Registrant, amended and
                  restated as of December 2, 1992                                        *

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


----------

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



                                     CRONOS GLOBAL INCOME FUND XIV, L.P.

                                     By  Cronos Capital Corp.
                                         The General Partner



                                     By  /s/ JOHN KALLAS
                                         ---------------------------------------
                                         John Kallas
                                         Vice President, Treasurer
                                         Principal Finance & Accounting Officer



Date:  August 14, 1997

                                  EXHIBIT INDEX


        Exhibit
          No.                         Description                                        Method of Filing
        -------                       -----------                                        ----------------

        3(a)      Limited Partnership Agreement of the Registrant, amended and
                  restated as of December 2, 1992                                        *

        3(b)      Certificate of Limited Partnership of the Registrant                   **

        10        Form of Leasing Agent Agreement with Cronos Containers Limited         ***

        27        Financial Data Schedule                                                Filed with this document


----------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)