Form 10-Q
period 1997-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1997-11-10
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________


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

                      CRONOS GLOBAL INCOME FUND XIV, L.P.

                     REPORT ON FORM 10-Q FOR THE QUARTERLY
                        PERIOD ENDED SEPTEMBER 30, 1997

                               TABLE OF CONTENTS


                                                                                                                PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - September 30, 1997 (unaudited) and December 31, 1996                                     4

         Statements of Operations for the three and nine months ended September 30, 1997 and 1996 (unaudited)      5

         Statements of Cash Flows for the nine months ended September 30, 1997 and 1996 (unaudited)                6

         Notes to Financial Statements (unaudited)                                                                 7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                    10


PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                                         13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of September 30, 1997 and December 31, 1996, statements of operations for the three and nine months ended September 30, 1997 and 1996, and statements of cash flows for the nine months ended September 30, 1997 and 1996.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                   September 30,     December 31,
                                                                                       1997              1996
                                                                                   ------------      ------------
               Assets
Current assets:
   Cashand cash equivalents, includes $1,046,926 at September 30, 1997 and
       $1,730,128 at December 31, 1996 in interest-bearing accounts                $  1,267,674      $  1,730,504
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                 1,162,767         1,173,515
                                                                                   ------------      ------------

         Total current assets                                                         2,430,441         2,904,019
                                                                                   ------------      ------------

Container rental equipment, at cost                                                  53,131,844        52,798,896
   Less accumulated depreciation                                                     12,843,837        10,575,957
                                                                                   ------------      ------------
      Net container rental equipment                                                 40,288,007        42,222,939
                                                                                   ------------      ------------

Organizational costs, net                                                               227,867           435,983
                                                                                   ------------      ------------

                                                                                   $ 42,946,315      $ 45,562,941
                                                                                   ============      ============

          Partners' Capital

Partners' capital:
   General partner                                                                 $        401      $        776
   Limited partners                                                                  42,945,914        45,562,165
                                                                                   ------------      ------------

         Total partners' capital                                                     42,946,315        45,562,941
                                                                                   ------------      ------------

                                                                                   $ 42,946,315      $ 45,562,941
                                                                                   ============      ============


   The accompanying notes are an integral part of these financial statements

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                            Three Months Ended                  Nine Months Ended
                                                      ------------------------------      ------------------------------
                                                      September 30,     September 30,     September 30,     September 30,
                                                          1997              1996              1997              1996
                                                      ------------      ------------      ------------      ------------

Net lease revenue (notes 1 and 3)                     $  1,455,218      $  1,603,150      $  3,953,363      $  5,170,080
Other operating expenses:
  Depreciation                                             837,743           841,822         2,527,653         2,527,919
  Other general and administrative expenses                 21,599            25,585            72,764            70,239
                                                      ------------      ------------      ------------      ------------
                                                           859,342           867,407         2,600,417         2,598,158
                                                      ------------      ------------      ------------      ------------
    Earnings from operations                               595,876           735,743         1,352,946         2,571,922
Other income:
  Interest income                                           13,447            20,879            48,139            64,101
  Net gain on disposal of equipment                         13,275            10,214            66,167            63,005
                                                      ------------      ------------      ------------      ------------
                                                            26,722            31,093           114,306           127,106
                                                      ------------      ------------      ------------      ------------
    Net earnings                                      $    622,598      $    766,836      $  1,467,252      $  2,699,028
                                                      ============      ============      ============      ============
Allocation of net earnings:
  General partner                                     $     62,897      $     78,555      $    203,899      $    261,931
  Limited partners                                         559,701           688,281         1,263,353         2,437,097
                                                      ------------      ------------      ------------      ------------
                                                      $    622,598      $    766,836      $  1,467,252      $  2,699,028
                                                      ============      ============      ============      ============
Limited partners' per unit share of net earnings      $        .18      $        .23      $        .42      $        .82
                                                      ============      ============      ============      ============


   The accompanying notes are an integral part of these financial statements

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                    Nine Months Ended
                                                            ---------------------------------
                                                            September 30,       September 30,
                                                                 1997                1996
                                                            -------------       -------------

Net cash provided by operating activities                   $   3,910,506       $   5,132,661

Cash flows provided by (used in) investing activities:
  Proceeds from sale of container rental equipment                301,738             239,990
  Purchase of container rental equipment                         (563,044)           (122,400)
  Acquisition fees paid to general partner                        (28,152)           (339,120)
                                                            -------------       -------------

        Net cash used in investing activities                    (289,458)           (221,530)
                                                            -------------       -------------

Cash flows used in financing activities:
  Distribution to partners                                     (4,083,878)         (5,235,631)
                                                            -------------       -------------

Net decrease in cash and cash equivalents                        (462,830)           (324,500)

Cash and cash equivalents at January 1                          1,730,504           1,919,339
                                                            -------------       -------------

Cash and cash equivalents at September 30                   $   1,267,674       $   1,594,839
                                                            =============       =============


   The accompanying notes are an integral part of these financial statements

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

                The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. As of September 30, 1997, the Partnership operated 8,317 twenty-foot, 3,560 forty-foot and 98 forty-foot high-cube marine dry cargo containers and 454 twenty-foot and 340 forty-foot refrigerated cargo containers.

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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1997 and December 31, 1996 were as follows:

                                                       September 30,     December 31,
                                                           1997              1996
                                                       ------------      ------------
Lease receivables, net of doubtful accounts
   of $133,447 at September 30, 1997 and $144,071
   at December 31, 1996                                $  2,026,428      $  2,184,535
Less:
Direct operating payables and accrued expenses              515,465           644,735
Damage protection reserve                                   125,859           143,887
Base management fees                                        184,177           181,305
Reimbursed administrative expenses                           38,160            41,093
                                                       ------------      ------------
                                                       $  1,162,767      $  1,173,515
                                                       ============      ============


                                                                     (Continued)

                       GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1997 and 1996 was as follows:

                                               Three Months Ended                  Nine Months Ended
                                         ------------------------------      ------------------------------
                                         September 30,     September 30,     September 30,     September 30,
                                             1997              1996              1997              1996
                                         ------------      ------------      ------------      ------------

Rental revenue                           $  2,084,545      $  2,381,314      $  6,113,089      $  7,426,993
Less:
Rental equipment operating expenses           376,792           481,226         1,412,107         1,337,124
Base management fees                          143,957           163,994           424,887           514,445
Reimbursed administrative expenses            108,578           132,944           322,732           405,344
                                         ------------      ------------      ------------      ------------
                                         $  1,455,218      $  1,603,150      $  3,953,363      $  5,170,080
                                         ============      ============      ============      ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between September 30, 1997 and December 31, 1996.

        At September 30, 1997, the Registrant had $1,267,674 in cash and cash equivalents, a decrease of $462,830 from the December 31, 1996 cash balances. At September 30, 1997, the Registrant had approximately $72,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1997, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

        The Registrant's cash distribution from operations for the third quarter of 1997 was 8.0% (annualized) of the limited partners' original capital contribution, unchanged from the second quarter of 1997. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

        During 1996, ocean carriers and other transport companies moved away from leasing containers outright, as declining container prices, favorable interest rates and the abundance of available capital resulted in ocean carriers and transport companies purchasing a larger share of equipment for their own account, reducing their need for leased containers. Once the demand for leased containers began to fall, per-diem rental rates were also adversely affected. Since the beginning of 1997, the container leasing industry has experienced a modest recovery as indicated by an upward trend in container utilization. The impact of this trend on the utilization rates of the Registrant has been mixed. The Registrant's dry container utilization rate increased from 79% at December 31, 1996 to 83% at September 30, 1997, while the refrigerated container utilization rate increased from 79% at December 31, 1996 to 82% at September 30, 1997, respectively. Increasing cargo volumes and continuing equipment imbalances within the container fleets of shipping lines and transport companies have re-established a need for these companies to replenish their leased fleets during 1997.

        Although there has been an improvement in container utilization rates, per-diem rental rates continue to remain under pressure as a result of the following factors: start-up leasing companies offering new containers and low rental rates in an effort to break into the leasing market; established leasing companies reducing rates to very low levels; and a continuing oversupply of containers. The recent volatility of the Hong Kong and other Asian financial markets and its impact on trade, shipping, and container leasing, especially intra-Asia and Asia-Europe routes, has yet to be determined. While these conditions could impact the Registrant's financial condition and operating performance through the remainder of 1997 and first half of 1998, the Registrant is well positioned to take advantage of further improvements in the container leasing market.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1997 and the three and nine-month periods ended September 30, 1996.

        Net lease revenue for the three and nine-month periods ended September 30, 1997 was $1,455,218 and $3,953,363, respectively, a decline of approximately 9% and 24% from the same periods in the prior year, respectively. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1997 was $2,084,545 and $6,113,089, respectively, reflecting a decline of 13% and 18% from the same respective periods in the prior year. During 1997, gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Average dry cargo container per-diem rental rates for the three and nine-month periods ended September 30, 1997 declined approximately 12% and 11%, respectively, when compared to the same respective periods in the prior year. Average refrigerated container per-diem rental rates for the three and nine-month periods ended September 30, 1997 declined approximately 8% and 12%, respectively, when compared to the same respective periods in the prior year. Dry cargo container utilization, which steadily increased since December 31, 1996, did not recover to the same levels experienced during the three and nine-month periods ended September 30, 1996. Refrigerated container utilization rates fluctuated in each of the three and nine-month periods ended September 30, 1997, resulting in lower average utilization rates when compared to the same periods in the prior year.

        The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1997 and September 30, 1996 were as follows:

                                                   Three Months Ended                Nine Months Ended
                                            ------------------------------    ------------------------------
                                            September 30,    September 30,    September 30,    September 30,
                                                1997             1996             1997             1996
                                            -------------    -------------    -------------    -------------

Average Fleet Size (measured in
  twenty-foot equivalent units (TEU))
     Dry cargo containers                      15,625           15,424           15,554           15,447
     Refrigerated containers                    1,134            1,151            1,138            1,153
Average Utilization
     Dry cargo containers                          83%              83%              81%              84%
     Refrigerated containers                       79%              85%              77%              90%


        Rental equipment operating expenses were 18% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997, as compared to 20% and 18%, respectively, during the three and nine-month periods ended September 30, 1996. These changes were largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)     Exhibits

        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 2, 1992

          3(b)    Certificate of Limited Partnership of the Registrant            **

          10      Form of Leasing Agent Agreement with Cronos Containers          ***
                  Limited

          27      Financial Data Schedule                                         Filed with this document


(b)     Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1997.




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



                                      CRONOS GLOBAL INCOME FUND XIV, L.P.

                                      By  Cronos Capital Corp.
                                          The General Partner



                                      By  /s/ JOHN KALLAS
                                          ------------------------------------
                                          John Kallas
                                          Vice President, Treasurer
                                          Principal Finance & Accounting Officer



Date: November 10, 1997

                                        EXHIBIT INDEX



        Exhibit
           No.                            Description                             Method of Filing
        -------                           -----------                             ----------------

          3(a)    Limited Partnership Agreement of the Registrant,                *
                  amended and restated as of December 2, 1992

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