Form 10-Q
period 1998-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1998-08-13
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____


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

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1998

                                TABLE OF CONTENTS



                                                                                                                     PAGE
PART I - FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Balance Sheets - June 30, 1998 (unaudited) and December 31, 1997                                             4

           Statements of Operations for the three and six months ended June 30, 1998 and 1997 (unaudited)               5

           Statements of Cash Flows for the six months ended June 30, 1998 and 1997 (unaudited)                         6

           Notes to Financial Statements (unaudited)                                                                    7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations                       10

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                  12


PART II -  OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                                           13

  Item 3.  Defaults Upon Senior Securities                                                                             14

  Item 5.  Other Information                                                                                           14

  Item 6.  Exhibits and Reports on Form 8-K                                                                            16


                         PART I - FINANCIAL INFORMATION


  Item 1. Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1998 and December 31, 1997, statements of operations for the three and six months ended June 30, 1998 and 1997, and statements of cash flows for the six months ended June 30, 1998 and 1997.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                         June 30,           December 31,
                                                                                           1998                 1997
                                                                                        ----------           ----------
                    Assets
Current assets:
    Cash and cash equivalents, includes $1,839,660 at June 30, 1998 and $1,576,519
       at December 31, 1997 in interest-bearing accounts                                $1,839,760           $1,576,719
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                                   1,014,904            1,036,015
                                                                                        ----------           ----------

           Total current assets                                                          2,854,664            2,612,734
                                                                                        ----------           ----------

Container rental equipment, at cost                                                     52,984,438           53,096,311
    Less accumulated depreciation                                                       15,119,939           13,606,842
                                                                                        ----------           ----------
       Net container rental equipment                                                   37,864,499           39,489,469
                                                                                        ----------           ----------

Organizational costs, net                                                                      129                8,074
                                                                                        ----------           ----------

                                                                                       $40,719,292          $42,110,277
                                                                                        ==========           ==========
               Partners' Capital

Partners' capital:
    General partner                                                                    $        85          $       389
    Limited partners                                                                    40,719,207           42,109,888
                                                                                        ----------           ----------

           Total partners' capital                                                      40,719,292           42,110,277
                                                                                        ----------           ----------

                                                                                       $40,719,292          $42,110,277
                                                                                        ==========           ==========



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                           Three Months Ended             Six Months Ended
                                                      --------------------------      --------------------------
                                                       June 30,         June 30,      June 30,         June 30,
                                                        1998             1997           1998             1997
                                                      ----------      ----------      ----------      ----------
Net lease revenue (notes 1 and 3)                     $1,347,235      $1,277,794      $2,655,403      $2,498,145

Other operating expenses:
    Depreciation                                         772,360         844,329       1,552,429       1,689,910
    Other general and administrative expenses             22,803          29,907          49,970          51,165
                                                      ----------      ----------      ----------      ----------
                                                         795,163         874,236       1,602,399       1,741,075
                                                      ----------      ----------      ----------      ----------

       Earnings from operations                          552,072         403,558       1,053,004         757,070

Other income:
    Interest income                                       23,844          14,636          46,848          34,692
    Net gain on disposal of equipment                      8,555          18,589          22,269          52,892
                                                      ----------      ----------      ----------      ----------
                                                          32,399          33,225          69,117          87,584
                                                      ----------      ----------      ----------      ----------

       Net earnings                                   $  584,471      $  436,783      $1,122,121      $  844,654
                                                      ==========      ==========      ==========      ==========

Allocation of net earnings:
    General partner                                   $   62,846      $   66,932      $  125,354      $  141,002
    Limited partners                                     521,625         369,851         996,767         703,652
                                                      ----------      ----------      ----------      ----------

                                                      $  584,471      $  436,783      $1,122,121      $  844,654
                                                      ==========      ==========      ==========      ==========

Limited partners' per unit share of net earnings      $     0.17      $     0.13      $     0.33      $     0.24
                                                      ==========      ==========      ==========      ==========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                       Six Months Ended
                                                                -----------------------------
                                                                  June 30,          June 30,
                                                                    1998              1997
                                                                -----------------------------

Net cash provided by operating activities                       $ 2,631,177       $ 2,550,061

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                             144,970           240,941
    Purchase of container rental equipment                               --          (456,362)
    Acquisition fees paid to general partner                             --           (22,818)
                                                                -----------       -----------

       Net cash provided by (used in) investing activities          144,970          (238,239)
                                                                -----------       -----------

Cash flows used in financing activities:
    Distribution to partners                                     (2,513,106)       (2,827,325)
                                                                -----------       -----------


Net increase (decrease) in cash and cash equivalents                263,041          (515,503)


Cash and cash equivalents at January 1                            1,576,719         1,730,504
                                                                -----------       -----------


Cash and cash equivalents at June 30                            $ 1,839,760       $ 1,215,001
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

          The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. As of June 30, 1998, the Partnership operated 8,279 twenty-foot, 3,549 forty-foot and 98 forty-foot high-cube marine dry cargo containers as well as 454 twenty-foot and 339 forty-foot refrigerated cargo containers.

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


(2)   Net Lease Receivables Due from Leasing Company

      Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1998 and December 31, 1997 were as follows:


                                                             June 30,       December 31,
                                                               1998             1997
                                                            ----------      ----------
Lease receivables, net of doubtful accounts of $75,163
  at June 30, 1998 and $97,733 at December 31, 1997         $1,854,880      $1,876,135
Less:
Direct operating payables and accrued expenses                 492,308         502,312
Damage protection reserve                                      127,362         115,850
Base management fees                                           185,941         183,596
Reimbursed administrative expenses                              34,365          38,362
                                                            ----------      ----------

                                                            $1,014,904      $1,036,015
                                                            ==========      ==========

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)   Net Lease Revenue

      Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1998 and 1997 was as follows:


                                             Three Months Ended               Six Months Ended
                                         --------------------------      --------------------------
                                          June 30,        June 30,        June 30,        June 30,
                                            1998            1997            1998            1997
                                         ----------      ----------      ----------      ----------
Rental revenue                           $1,976,679      $2,009,696      $3,984,355      $4,028,544
Less:
Rental equipment operating expenses         395,740         486,430         818,119       1,035,315
Base management fees                        133,525         140,580         272,495         280,930
Reimbursed administrative expenses          100,179         104,892         238,338         214,154
                                         ----------      ----------      ----------      ----------

                                         $1,347,235      $1,277,794      $2,655,403      $2,498,145
                                         ==========      ==========      ==========      ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between June 30, 1998 and December 31, 1997.

      At June 30, 1998, the Registrant had $1,839,760 in cash and cash equivalents, an increase of $263,041 from the December 31, 1997 cash balances. At June 30, 1998, the Registrant had approximately $280,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1998, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

      The Registrant's cash distribution from operations for the second quarter of 1998 was 8.0% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

      Imbalances and reductions in trade volumes, fueled by the economic crisis in Asia, continue to affect the container leasing market and Partnership operations. Containerships leaving Asia are operating at full capacity. Yet, on the return eastbound trip they are going back to Asia with only a fraction of their holds utilized. This results in a shortage of containers available for exporting cargo from Asia and a surplus of containers in locations of low demand. As a consequence of this imbalance, container leasing companies are repositioning empty containers from low-demand locations back to Asian ports in order to keep equipment at the source of cargo and, at the same time, reduce the effects of additional depot charges for idle equipment and lost revenue. While there is a cost incurred when repositioning an empty container, revenue is lost while it is in transit. In spite of these market pressures, strong trade with other parts of the world is compensating for the imbalances with Asia. There is renewed demand for leased containers in locations such as Mexico, Canada, China, and areas of Europe where trade volumes of containerized goods are prospering. In light of the current market conditions, the Registrant's focus remains centered on strategic planning in order to reduce equipment imbalances and on improving collections to maximize returns.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 1998 and the three and six-month periods ended June 30, 1997.

      Net lease revenue for the three and six-month periods ended June 30, 1998 was $1,347,235 and $2,655,403, respectively, an increase of approximately 5% and 6% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1998 was $1,976,679 and $3,984,355, respectively, reflecting a decline of 2% and 1% from the same respective periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 1998 declined approximately 5% and 7%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 1998 declined approximately 4% and 1%, respectively when compared to the same periods in the prior year.

      The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1998 and 1997 were as follows:


                                                 Three Months Ended          Six Months Ended
                                                 -------------------       -------------------
                                                 June 30,     June 30,     June 30,     June 30,
                                                   1998         1997         1998         1997
                                                 -------      -------      -------      -------
Average fleet size (measured in twenty-foot
    equivalent units (TEU))
       Dry cargo containers                      15,577       15,610       15,591       15,524
       Refrigerated containers                    1,132        1,135        1,132        1,139
Average Utilization
       Dry cargo containers                          79%          81%          79%          79%
       Refrigerated containers                       79%          76%          80%          76%



      Rental equipment operating expenses were 20% and 21%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998, as compared to 24% and 26%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1997. These changes were largely attributable to a decrease in costs associated with higher utilization levels, including handling and storage.

      The Registrant disposed of 11 twenty-foot and two forty-foot dry cargo containers during the second quarter of 1998, as compared to 11 twenty-foot and five forty-foot dry cargo containers, as well as four forty-foot refrigerated containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

                           PART II - OTHER INFORMATION
Item 1.  Legal Proceedings

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

         The Registrant retained a new auditor, Moore Stephens, P.C. on April 10, 1997, as reported in its Current Report on Form 8-K, filed April 14, 1997.

         In connection with its resignation, Arthur Andersen also prepared a report pursuant to Section 10A(b)(2) of the Securities Exchange Act of 1934 as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC") citing its inability to obtain what it considered to be adequate responses to its inquiries primarily regarding the payment of $1.5 million purportedly in respect of professional fees relating to a proposed strategic alliance. This sum was returned to the Parent Company in January 1997.

         Following the report of Arthur Andersen, the SEC, on February 10, 1997, commenced a private investigation of the Parent Company for the purpose of investigating the matters discussed in such report and related matters. The SEC's investigation can result in several types of civil or administrative sanctions against the Parent Company and individuals associated with the Parent Company, including the assessment of monetary penalties. Actions taken by the SEC do not preclude additional actions by any other federal, civil or criminal authorities or by other regulatory organizations or by third parties.

         The SEC's investigation is continuing, and some of the Parent Company's present and former officers and directors and others associated with the Parent Company have given testimony. However, no conclusion of any alleged wrongdoing by the Parent Company or any individual has been communicated to the Parent Company by the SEC.

         The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC. CCC is unable to predict the outcome of the SEC's ongoing private investigation of the Parent Company.

         As reported in the Registrant's Current Report on Form 8-K, filed with the SEC on May 21, 1998, the Parent Company reported that its Chairman and CEO, Stefan M. Palatin, was suspended from his duties pending the investigation of fraud charges against him by Austrian government authorities. On June 8, 1998, the Parent Company's Board of Directors removed Mr. Palatin as Managing Director and Chief Executive Officer. Mr. Palatin resigned from the Board of Directors of the Parent Company on July 6, 1998. Mr. Rudolf J. Weissenberger has been appointed to replace Mr. Palatin as an executive director and Chief Executive Officer. Also, on June 8, 1998, the Board approved a proposal to add two independent directors to the Board. The Board engaged legal counsel to provide legal advice and commence legal action, if appropriate, against former officers or directors of the Parent Company (including Mr. Palatin) if it is determined that they engaged in any misfeasance or improper self-dealing.

         Mr. Palatin had been a director of CCC; he resigned from his position as director on April 23, 1998.

         CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. Dr. Friedberg has been a non-executive director of the Parent Company since 1997. Such investigations, which are still pending, have not resulted in any action being taken against Messrs. Weissenberger or Friedberg, and each has informed the Parent Company that they do not believe that there is any basis for any action to be taken against them.

Item 3.  Defaults Upon Senior Securities

         See Item 5. Other Information.

Item 5.  Other Information

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



         Following negotiations in 1997 with the banks providing the Credit Facility, an Amended and Restated Credit Agreement was executed in June 1997, subject to various actions being taken by the Parent Company and its subsidiaries, primarily relating to the provision of additional collateral. This Agreement was further amended in July 1997 and the provisions of the Agreement and its Amendment converted the facility to a term loan, payable in installments, with a final maturity date of May 31, 1998. The terms of the Agreement and its Amendment also provided for additional security over shares in the subsidiary of the Parent Company that owns the head office of the Parent Company's container leasing operations. They also provided for the loans to the former Chairman of $5,900,000 and $3,700,000 to be restructured as obligations of the former Chairman to another subsidiary of the Parent Company (not
         CCC), together with the pledge to this subsidiary company of 2,030,303 Common Shares beneficially owned by him in the Parent Company as security for these loans. They further provided for the assignment of these loans to the lending banks, together with the pledge of 1,000,000 shares and the assignment of the rights of the Parent Company in respect of the other 1,030,303 shares. Additionally, CCC granted the lending banks a security interest in the fees to which it is entitled for the services it renders to the container leasing partnerships of which it acts as general partner, including its fee income payable by the Registrant. The Parent Company did not repay the Credit Facility at the amended maturity date of May 31, 1998.


         On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30 and a final maturity date of January 8, 1999. All of these conditions will be fulfilled by August 14, 1998.

         The directors of the Parent Company are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.


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

         CCC is unable to determine the impact, if any, these concerns may have on the future operating results and financial condition of the Registrant or CCC and the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits


          Exhibit
            No.                           Description                              Method of Filing
          -------   --------------------------------------------------------      --------------------------

           3(a)     Limited Partnership Agreement of the Registrant, amended        *
                    and restated as of December 2, 1992

           3(b)     Certificate of Limited Partnership of the Registrant            **

           10       Form of Leasing Agent Agreement with Cronos Containers          ***
                    Limited

           27       Financial Data Schedule                                         Filed with this document


(b)   Reports on Form 8-K

      On May 21, 1998, the Registrant filed a Report on Form 8-K reporting changes on the board of directors of the Parent Company.



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



                                     CRONOS GLOBAL INCOME FUND XIV, L.P.


                                     By       Cronos Capital Corp.
                                              The General Partner



                                     By   /s/ Dennis J. Tietz
                                         ---------------------------------------
                                              Dennis J. Tietz
                                              President and Director of
                                              Cronos Capital Corp. ("CCC")
                                              Principal Executive Officer of CCC



Date: August 14, 1998



                                  EXHIBIT INDEX


          Exhibit
            No.                           Description                              Method of Filing
          -------   --------------------------------------------------------       -------------------------

           3(a)     Limited Partnership Agreement of the Registrant, amended        *
                    and restated as of December 2, 1992

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