Form 10-Q
period 1998-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1998-11-12
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO ____________


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

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                                                                       PAGE
PART I -- FINANCIAL INFORMATION

  Item 1.    Financial Statements

             Balance Sheets - September 30, 1998 (unaudited) and December 31, 1997                                       4

             Statements of Operations for the three and nine months ended September 30, 1998 and 1997 (unaudited)        5

             Statements of Cash Flows for the nine months ended September 30, 1998 and 1997 (unaudited)                  6

             Notes to Financial Statements (unaudited)                                                                   7

  Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations                      10

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                                 12

PART II-- OTHER INFORMATION

  Item 1.    Legal Proceedings                                                                                          13

  Item 3.    Defaults Upon Senior Securities                                                                            14

  Item 5.    Other Information                                                                                          14

  Item 6.    Exhibits and Reports on Form 8-K                                                                           16

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's balance sheets as of September 30, 1998 and December 31, 1997, statements of operations for the three and nine months ended September 30, 1998 and 1997, and statements of cash flows for the nine months ended September 30, 1998 and 1997.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)


                                                                                      September 30,           December 31,
                                                                                           1998                   1997
                                                                                      -------------          -------------
                        Assets

Current assets:
    Cash and cash equivalents, includes $1,712,272 at September 30, 1998 and
        $1,576,519 at December 31, 1997 in interest-bearing accounts                  $   1,712,372          $   1,576,719
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                                   1,010,405              1,036,015
                                                                                      -------------          -------------

            Total current assets                                                          2,722,777              2,612,734
                                                                                      -------------          -------------

Container rental equipment, at cost                                                      52,922,940             53,096,311
    Less accumulated depreciation                                                        15,872,003             13,606,842
                                                                                      -------------          -------------
        Net container rental equipment                                                   37,050,937             39,489,469
                                                                                      -------------          -------------

Organizational costs, net                                                                        --                  8,074
                                                                                      -------------          -------------

                                                                                      $  39,773,714          $  42,110,277
                                                                                      =============          =============
                 Partners' Capital

Partners' capital (deficit):
    General partner                                                                   $        (861)         $         389
    Limited partners                                                                     39,774,575             42,109,888
                                                                                      -------------          -------------

            Total partners' capital                                                      39,773,714             42,110,277
                                                                                      -------------          -------------

                                                                                      $  39,773,714          $  42,110,277
                                                                                      =============          =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                                  Three Months Ended                    Nine Months Ended
                                                          ---------------------------------       ---------------------------------
                                                          September 30,       September 30,       September 30,       September 30,
                                                              1998                1997                1998                1997
                                                          -------------       -------------       -------------       -------------

Net lease revenue (notes 1 and 3)                         $   1,086,633       $   1,455,218       $   3,742,036       $   3,953,363

Other operating expenses:
    Depreciation and amortization                               770,664             837,743           2,323,093           2,527,653
    Other general and administrative expenses                    28,909              21,599              78,879              72,764
                                                          -------------       -------------       -------------       -------------
                                                                799,573             859,342           2,401,972           2,600,417
                                                          -------------       -------------       -------------       -------------

        Earnings from operations                                287,060             595,876           1,340,064           1,352,946

Other income:
    Interest income                                              23,845              13,447              70,693              48,139
    Net gain on disposal of equipment                                70              13,275              22,339              66,167
                                                          -------------       -------------       -------------       -------------
                                                                 23,915              26,722              93,032             114,306
                                                          -------------       -------------       -------------       -------------

        Net earnings                                      $     310,975       $     622,598       $   1,433,096       $   1,467,252
                                                          =============       =============       =============       =============

Allocation of net earnings:
    General partner                                       $      61,883       $      62,897       $     187,237       $     203,899
    Limited partners                                            249,092             559,701           1,245,859           1,263,353
                                                          -------------       -------------       -------------       -------------

                                                          $     310,975       $     622,598       $   1,433,096       $   1,467,252
                                                          =============       =============       =============       =============

Limited partners' per unit share of net earnings          $        0.09       $        0.18       $        0.42       $        0.42
                                                          =============       =============       =============       =============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                             Nine Months Ended
                                                                     -----------------------------------
                                                                     September 30,         September 30,
                                                                         1998                  1997
                                                                     -------------         -------------
Net cash provided by operating activities                            $   3,723,135         $   3,910,506

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                                    182,177               301,738
    Purchase of container rental equipment                                    --                (563,044)
    Acquisition fees paid to general partner                                  --                 (28,152)
                                                                     -------------         -------------

        Net cash provided by (used in) investing activities                182,177              (289,458)
                                                                     -------------         -------------

Cash flows used in financing activities:
    Distribution to partners                                            (3,769,659)           (4,083,878)
                                                                     -------------         -------------


Net increase (decrease) in cash and cash equivalents                       135,653              (462,830)


Cash and cash equivalents at January 1                                   1,576,719             1,730,504
                                                                     -------------         -------------


Cash and cash equivalents at September 30                            $   1,712,372         $   1,267,674
                                                                     =============         =============


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

            The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. As of September 30, 1998, the Partnership owned and operated 8,265 twenty-foot, 3,543 forty-foot and 97 forty-foot high-cube marine dry cargo containers as well as 100 twenty-foot and 50 forty-foot refrigerated cargo containers.

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 1998 and December 31, 1997 were as follows:


                                                                   September 30,       December 31,
                                                                        1998                1997
                                                                   -------------       -------------
Lease receivables, net of doubtful accounts of $209,289
   at September 30, 1998 and $97,733 at December 31, 1997          $   1,774,154       $   1,876,135
Less:
Direct operating payables and accrued expenses                           446,548             502,312
Damage protection reserve                                                102,792             115,850
Base management fees                                                     179,772             183,596
Reimbursed administrative expenses                                        34,637              38,362
                                                                   -------------       -------------

                                                                   $   1,010,405       $   1,036,015
                                                                   =============       =============

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 1998 and 1997 was as follows:


                                                     Three Months Ended                     Nine Months Ended
                                             ---------------------------------       ---------------------------------
                                             September 30,       September 30,       September 30,       September 30,
                                                  1998                1997                1998                1997
                                             -------------       -------------       -------------       -------------

Rental revenue                               $   1,949,227       $   2,084,545       $   5,933,582       $   6,113,089
Less:
Rental equipment operating expenses                609,827             376,792           1,427,946           1,412,107
Base management fees                               128,604             143,957             401,099             424,887
Reimbursed administrative expenses                 124,163             108,578             362,501             322,732
                                             -------------       -------------       -------------       -------------

                                             $   1,086,633       $   1,455,218       $   3,742,036       $   3,953,363
                                             =============       =============       =============       =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.


1) Material changes in financial condition between September 30, 1998 and December 31, 1997.

       At September 30, 1998, the Registrant had $1,712,372 in cash and cash equivalents, an increase of $135,653 from the December 31, 1997 cash balances. At September 30, 1998, the Registrant had approximately $317,000 in cash generated from equipment sales reserved as part of its cash balances.

       The Registrant's cash distribution from operations for the third quarter of 1998 was 8% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter 1998. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

       During the third quarter of 1998, the economic troubles in Asia, as evidenced by devalued currencies, restricted credit, and negative economic growth, continued to impact the growth of containerized trade. Significant trade imbalances, combined with a drop in trade volumes in some locations, continued to challenge the container leasing industry, with a corresponding effect on the Registrant's operating performance. The devaluation of the Asian currencies has led to an increase in exports from Asia, creating a strong demand for containers in that area of the world. However, the devalued currencies, together with the effects of restricted credit, have also reduced the demand in Asia for imports from the West. This has resulted in lower demand for containers in Europe and North America. In addition, turmoil in other financial markets, such as Japan and Russia, threatens to spread to Latin America and other emerging markets. As a result of these factors, the Registrant does not foresee any significant change in market conditions in the near future. However, in response to the current market conditions, the Registrant has been repositioning containers from low to higher demand locations in order to reduce its idle inventory. The Registrant will selectively continue to reposition available equipment when it believes that the impact will have a positive effect on its operations.

2) Material changes in the results of operations between the three and nine-month periods ended September 30, 1998 and the three and nine-month periods ended September 30, 1997.

       Net lease revenue for the three and nine-month periods ended September 30, 1998 was $1,086,633 and $3,742,036, respectively, a decrease of approximately 25% and 6% from the respective three and nine-month periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 1998 was $1,949,227 and $5,933,582, respectively, reflecting a decline of 6% and 3% from the same respective three and nine-month periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined approximately 1% and 5%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 1998 declined approximately 2% and 1%, respectively, when compared to the same periods in the prior year.

       The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 1998 and 1997 were as follows:


                                                       Three Months Ended                Nine Months Ended
                                                 ------------------------------    ------------------------------
                                                 September 30,    September 30,    September 30,    September 30,
                                                     1998             1997             1998             1997
                                                 -------------    -------------    -------------    -------------

Average fleet size (measured in twenty-
    foot equivalent units (TEU))
        Dry cargo containers                            15,554           15,625           15,580           15,554
        Refrigerated containers                          1,132            1,134            1,132            1,138
Average Utilization
        Dry cargo containers                                75%              83%              77%              81%
        Refrigerated containers                             79%              79%              80%              77%


       Rental equipment operating expenses were 31% and 24%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1998, as compared to 18% and 23%, respectively, of the Registrant's gross lease revenue during the three and nine-month periods ended September 30, 1997. These changes were largely attributable to an increase in costs associated with lower utilization levels, including handling, storage and repositioning.

       The Registrant disposed of 25 twenty-foot, eight forty-foot and one forty-foot high-cube marine dry cargo containers during the third quarter of 1998, as compared to 16 twenty-foot and three forty-foot dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

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

           CCC further understands that Austrian authorities have initiated investigations of persons in addition to Mr. Palatin, including Mr. Weissenberger and Dr. Axel Friedberg. The investigations which remain pending have not resulted in any action being taken against Mr. Weissenberger, and he has informed the Parent Company that he does not believe that there is any basis for any action to be taken against him. Dr. Friedberg has been a non- executive director of the Parent Company since 1997. In August 1998, charges were presented against Dr. Friedberg. Dr. Friedberg has denied any wrongdoing and, on September 14, 1998, filed objections to the charges against him.


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

           On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. The Third Amendment became effective as of that date, subject to the satisfaction thereafter of various conditions, including: the Parent Company must deliver its audited financial statements for 1997 by a specified date and; on or prior to July 30, 1998, the Parent Company must furnish proof that any defaults under any other indebtedness have been waived and must also furnish various legal opinions, officers' certificates and other loan documentation. All of these conditions were fulfilled by August 14, 1998. Under the Third Amendment, the remaining principal amount of $36,800,000 will be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amount due on September 30, 1998. The directors of the Parent Company currently are holding discussions with the lenders to refinance or extend its debt that became due on September 30, 1998.

           The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations under the Third Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

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

Item 6.    Exhibits and Reports on Form 8-K

(a)    Exhibits

           Exhibit
              No.                               Description                                            Method of Filing
           -------                              -----------                                            ----------------

             3(a)      Limited Partnership Agreement of the Registrant,  amended and restated     *
                       as of December 2, 1992

             3(b)      Certificate of Limited Partnership of the Registrant                       **

             10        Form of Leasing Agent Agreement with Cronos Containers Limited             ***

             27        Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 1998.






------------------

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




                                     CRONOS GLOBAL INCOME FUND XIV, L.P.


                                     By   Cronos Capital Corp.
                                          The General Partner




                                     By   /s/ Dennis J. Tietz
                                          --------------------------------------
                                          Dennis J. Tietz
                                          President and Director of Cronos
                                          Capital Corp. ("CCC")
                                          Principal Executive Officer of CCC




Date: November 13, 1998

                                  EXHIBIT INDEX


           Exhibit
              No.                               Description                                            Method of Filing
           -------                              -----------                                            ----------------

             3(a)      Limited Partnership Agreement of the Registrant,  amended and restated     *
                       as of December 2, 1992

             3(b)      Certificate of Limited Partnership of the Registrant                       **

             10        Form of Leasing Agent Agreement with Cronos Containers Limited             ***

             27        Financial Data Schedule                                                    Filed with this document







------------------

* Incorporated by reference to Exhibit "A" to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

** Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

*** Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)