Form 10-K405
period 1998-12-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 1999-03-31
CIK 891332

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                   For the fiscal year ended December 31, 1998

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

                                                      Name of each exchange on
            Title of each class                           which registered
          -----------------------                     ------------------------
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

                                          Documents incorporated by Reference
                                          -----------------------------------
PART I
Item 1 - Business                       Prospectus of Cronos Global Income Fund
                                        XIV, L.P., dated December 1, 1992
                                        included as part of Registration
                                        Statement on Form S-1 (No. 33-51810)

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

                                        Form of Leasing Agent Agreement with
                                        Cronos Containers Ltd., filed as Exhibit
                                        10.2 to the Registration Statement on
                                        Form S-1 (No. 33-51810)

PART II
Item 9 - Changes in and Disagreements   Current Report on Form 8-K of Cronos
         with Accountants on            Global Income Fund XIV, L.P., filed
         Accounting and Financial       February 7, 1997 and April 14, 1997,
         Disclosure                     respectively, and Amendment No. 1 to
                                        Current Report on Form 8-K filed
                                        February 26, 1997.

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

   The Registrant raised $59,686,180 in subscription proceeds. The following table sets forth the use of said subscription proceeds:


                                                                    Percentage of
                                                     Amount         Gross Proceeds
                                                   -----------     ----------------
      Gross Subscription Proceeds                  $59,686,180         100.0%

      Public Offering Expenses:
          Underwriting Commissions                 $ 5,968,618          10.0%
          Offering and Organization Expenses       $ 1,387,438           2.3%
                                                   -----------       -------

          Total Public Offering Expenses           $ 7,356,056          12.3%
                                                   -----------       -------

      Net Proceeds                                 $52,330,124          87.7%

      Acquisition Fees                             $ 1,014,344           1.7%

      Working Capital Reserve                      $   598,566           1.0%
                                                   -----------       -------

      Gross Proceeds Invested in Equipment         $50,717,214          85.0%
                                                   ===========       =======


   The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation, which is in turn a wholly-owned subsidiary of The Cronos Group, a Luxembourg company. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Parent Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned or managed by the Group on its own behalf or on behalf of other third-party container owners, including all other programs organized by CCC.

   On December 1, 1992, the Leasing Company entered into a Leasing Agent Agreement with the Registrant assuming the responsibility for all container leasing activities.

   For a discussion of recent developments in the Registrant's business, see
Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations."

   For information concerning the containers acquired by the Registrant, see
Item 2, "Properties."

   (b)  Financial Information About Industry Segments

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Registrant's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

   The Registrant derives revenues from dry cargo containers and refrigerated containers. As of December 31, 1998, the Registrant operated 8,248 twenty-foot, 3,538 forty-foot and 97 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 339 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the years ended December 31, 1998, 1997 and 1996 follows:


                                       1998             1997             1996
                                    ----------       ----------       ----------
      Dry cargo containers          $5,296,071       $5,778,521       $6,640,821
      Refrigerated containers        2,419,678        2,459,937        3,083,276
                                    ----------       ----------       ----------

      Total                         $7,715,749       $8,238,458       $9,724,097
                                    ==========       ==========       ==========

   Due to the Registrant's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No.
131. Any attempt to separate "foreign" operations from "domestic" operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

   No single lessee contributed more than 10% of the rental revenue earned during 1998, 1997 and 1996.

   (c) Narrative Description of Business

   (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and container ship fittings adopted by the International Standards Organization ("ISO") in 1968. The standard container is either 20' long x 8' wide x 8'6" high (one twenty-foot equivalent unit ("TEU")), the standard unit of physical measurement in the container industry) or 40' long x 8' wide x 8'6" high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

   Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers currently constitute approximately 83% (in TEU) of the worldwide container fleet. Refrigerated and tank containers currently constitute approximately 7% (in TEU) of the worldwide container fleet, with other specialized containers constituting the remainder.

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

   The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth during the last twenty-five years, resulting in increased demand for containerization. The world's container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 12.2 million TEU by mid-1998.

   BENEFITS OF LEASING

   Leasing companies own approximately 47% of the world's container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

   - Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

   - Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

   - Leasing enables shipping lines to expand their routes and market shares at a relatively inexpensive cost without making a permanent commitment to support their new structure;

   - Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and storage costs.

   TYPES OF LEASES

   The Registrant's containers are leased primarily to shipping lines operating in major trade routes (see Item 1(d)). Most if not all of the Registrant's marine dry cargo containers are leased pursuant to operating leases, primarily master leases, where the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Registrant's containers may be leased pursuant to term leases, which may have durations of less than one year to five years. The Registrant's specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment makes it more expensive to redeliver and on-hire frequently.

   - Master lease. Most short-term leases are "master leases," under which a customer reserves the right to lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing them to pick up and drop off containers where and when needed, subject to restrictions and availability, as specified in each lease. The commercial terms of master leases are negotiated annually. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary fees (including pick-up, drop-off, handling and off-hire fees) than term leases.

   - Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower rates than master leases. Ocean carriers use long-term leases when they have a need for identified containers for a specified term. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of the containers to be leased. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

   The terms and conditions of the Registrant's leases provide that customers are responsible for paying all taxes and service charges arising from container use, maintaining the containers in good and safe operating condition while on lease and paying for repairs, excluding ordinary wear and tear, upon redelivery. Some leases provide for a "damage protection plan" whereby lessees, for an additional payment (which may be in the form of a higher per-diem rate), are relieved of the responsibility of paying some of the repair costs upon redelivery of the containers. The Leasing Company has historically provided this service on a limited basis to selected customers. Repairs provided under such plans are carried out by the same depots, under the same procedures, as are repairs to containers not covered by such plans. Customers also are required to insure leased containers against physical damage and loss, and against third party liability for loss, damage, bodily injury or death.

   Lease rates depend on several factors including the type of lease, length of term, maintenance provided, type and age of the equipment, location and availability, and market conditions.

   CUSTOMERS

   The Leasing Company, on behalf of the Registrant, leases the Registrant's containers primarily to shipping lines operating in major trade routes. The Leasing Company currently serves over 400 customers including the 20 largest ocean carriers worldwide on behalf of the Group, the Registrant, and other third party container owners. The Registrant is not dependent upon any particular customer or group of customers and none of its customers accounts for more than 10% of its revenue. The Registrant's customers are billed and pay in United States dollars. The Leasing Company sets maximum credit limits for the Registrant's customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Company continually tracks its credit exposure to each customer. The Leasing Company's credit committee meets quarterly to analyze the performance of the Registrant's customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Company uses specialist third party credit information services and reports prepared by local staff to assess credit applications.

   FLEET PROFILE

   The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed International Standards Organization (ISO) standards and designed to minimize repair and operating costs.

   Dry cargo containers are the most commonly used type of container in the shipping industry. The Registrant's dry cargo container fleet is constructed of all Corten(R) steel (i.e., Corten(R) roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.

   Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of the Registrant's refrigerated containers have high-grade stainless steel interiors. The majority of the Registrant's 20-foot refrigerated containers have high-grade stainless steel walls, while most of the Registrant's 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance.

   The Registrant purchased its dry cargo containers from manufacturers in China, Korea, Indonesia, Thailand, and India as part of a policy of sourcing container production in locations where it can meet customer demands most effectively.

   The Registrant's refrigerated containers were purchased mainly from Korean manufacturers. The majority of its refrigeration units were purchased from Carrier Transicold, the primary container refrigeration unit supplier in the United States.

     As of December 31, 1998, the Registrant owned 8,248 twenty-foot, 3,538 forty-foot and 97 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 339 forty-foot marine refrigerated cargo containers. The following table sets forth the number of containers on lease, by container type and lease term:


                                                   Number of
                                                 Containers on
                                                    Lease
                                                 -------------
      20-Foot Dry Cargo Containers:
         Term Leases                                  671
         Master Leases                              4,943
                                                    -----
              Total on lease                        5,614
                                                    =====
      40-Foot Dry Cargo Containers:
         Term Leases                                  388
         Master Leases                              2,054
                                                    -----
              Total on lease                        2,442
                                                    =====

      40-Foot High-Cube Dry Cargo Containers:
         Term Leases                                   14
         Master Leases                                 65
                                                    -----
              Total on lease                           79
                                                    =====
      20-Foot Refrigerated Cargo Containers:
         Term Leases                                  181
         Master Leases                                219
                                                    -----
              Total on lease                          400
                                                    =====

      40-Foot Refrigerated Cargo Containers:
         Term Leases                                  145
         Master Leases                                123
                                                    -----
              Total on lease                          268
                                                    =====


   The Leasing Company makes payments to the Registrant based upon rentals collected from ocean carriers after deducting certain operating expenses associated with the containers, such as the base management fee payable to CCC, certain expense reimbursements and incentive fees payable to CCC, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.

   REPAIR AND MAINTENANCE

   All containers are inspected and repaired when redelivered by a customer, and customers are obligated to pay for all damage repair, excluding wear and tear, according to standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by independent surveyors or the Leasing Company's technical and operations staff. Before any repair or refurbishment is authorized on older containers in the Registrant's fleet, the Leasing Company's technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the appropriate decision whether to repair or sell the container.

   MARKET FOR USED CONTAINERS

   The Registrant estimates that the period for which a dry cargo or refrigerated container may be used as a leased marine cargo container ranges from 10 to 15 years. The Leasing Company, on behalf of the Registrant, disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operations, construction companies and others. As the Registrant's fleet ages, a larger proportion of its revenue will be derived from selling its containers.

   OPERATIONS

   The Registrant's container leasing and marketing operations are conducted through the Leasing Company in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Windsor, England; Hamburg; Antwerp; Auckland; Genoa; Gothenburg, Sweden; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; and Shanghai.

   The Leasing Company also maintains agency relationships with over 20 independent agents around the world, to whom it pays commissions based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. The agents are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

   In addition, the Leasing Company relies on the services of over 300 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company's area offices authorize all container movements into and out of the depot and supervise all repair and maintenance performed by the depot. The Leasing Company's technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a vital link to the Leasing Company's operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next.

   The Leasing Company's global network is integrated with its computer system and provides 24-hour communication between offices and agents. The system allows the Leasing Company to manage and control the Registrant's fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of the Leasing Company's service, as it processes information received from the various offices, generates billings to the Registrant's lessees and produces a wide range of reports on all aspects of the Registrant's leasing activities. The system records the life history of each container, including the length of time on and off lease and repair costs. It also traces port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

   INSURANCE

   The Registrant's lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each ocean carrier varies from lessee to lessee. In addition, the Registrant has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenues in certain cases and costs of container recovery and repair in the event that a customer goes into bankruptcy. The Registrant believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.

   (c)(1)(ii)  Inapplicable.

   (c)(1)(iii) Inapplicable.

   (c)(1)(iv)  Inapplicable.

   (c)(1)(v) The Registrant's containers are leased globally; therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include inflation, fluctuations in general business conditions and fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

   (c)(1)(vi) The Registrant established a working capital reserve of approximately 1% of subscription proceeds raised. In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

   Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. However, payment is normally received within 45-100 days of billing. Past due penalties are not customarily collected from lessees, and accordingly are not generally levied by the Leasing Company against lessees of the Registrant's containers.

   (c)(1)(vii) For the year ended December 31, 1998, no single lessee accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

   (c)(1)(viii) Inapplicable.

   (c)(1)(ix) Inapplicable.

   (c)(1)(x) Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the containers, the quality and flexibility of the service offered and the confidence in and professional relationship with the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leases.

   The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE-Seaco, Textainer Group, Triton Container International Ltd. and others. In a series of recent consolidations, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. The Leasing Company believes that the current trend toward consolidation in the container leasing industry will continue, making economies of scale, worldwide operations, diversity, size of fleet and financial strength increasingly important to the successful operation of a container leasing business. Additionally, as containerization grows, customers may demand more flexibility from leasing companies regarding per-diem rates, pick-up and drop-off locations, availability of containers and other terms. Some of the Leasing Company's competitors may have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier.

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

   (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 15 employees, consisting of 3 officers, 5 other managers and 7 clerical and staff personnel.

   (d) Financial Information about Foreign and Domestic Operations and Export Sales

   The Registrant's business is not divided between foreign or domestic operations. The Registrant's business is the leasing of containers worldwide to ocean carriers. To this extent, the Registrant's operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade.

   The Registrant believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company's leases generally require all payments to be made in United States currency.

Item 2. Properties

   As of December 31, 1998, the Registrant owned 8,248 twenty-foot, 3,538 forty-foot and 97 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 339 forty-foot refrigerated cargo containers, suitable for transporting cargo by rail, sea or highway. The average useful life and manufacturers' invoice cost of the Registrant's fleet as of December 31, 1998 were as follows:


                                                   Estimated
                                                  Useful Life      Average Age      Average Cost
                                                  -----------      -----------      ------------
      20-Foot Dry Cargo Containers                 10-15 years       6 years         $ 2,495

      40-Foot Dry Cargo Containers                 10-15 years       6 years         $ 4,170

      40-Foot High-Cube Dry Cargo Containers       10-15 years       6 years         $ 4,893

      20-Foot Refrigerated Cargo Containers        10-15 years       6 years         $19,659

      40-Foot Refrigerated Cargo Containers        10-15 years       6 years         $23,977


   At December 31, 1998, the Registrant committed to purchase 255 twenty-foot marine dry cargo containers at an aggregate cost of approximately $373,244.

   Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1998, utilization of the dry cargo and refrigerated container fleet averaged 76% and 80%, respectively.

   During 1998, the Registrant disposed of 62 twenty-foot, 19 forty-foot and one forty-foot high-cube marine dry cargo container, at an average book gain of $353 per container.


Item 3. Legal Proceedings

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, the Parent Company, on February 3, 1997. See
Item 9, "Changes in and Disagreements with Accountants on Accounting and Financial Disclosure."

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

   (a)(1)(ii)  Inapplicable.

   (a)(1)(iii) Inapplicable.

   (a)(1)(iv)  Inapplicable.

   (a)(1)(v)   Inapplicable.

   (a)(2)      Inapplicable.

   (b)         Holders

                                                               Number of Unit
                                                                 Holders
                                                            as of December 31,
  (b)(1)       Title of Class                                      1998
               --------------                               ------------------
               Units of limited partnership interests             4,149


   (c)  Dividends

   Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6 below, "Selected Financial Data."

Item 6. Selected Financial Data


                                                          Year Ended December 31,
                                  -----------------------------------------------------------------------
                                     1998           1997         1996  (1)      1995  (1)      1994  (1)
                                  -----------    -----------    -----------    -----------    -----------
Net lease revenue
   as previously reported         $ 4,826,207    $ 5,372,706    $ 6,755,171    $ 8,153,170    $ 7,966,564
Net lease revenue
   as restated                    $ 4,826,207    $ 5,372,706    $ 6,755,171    $ 8,153,170    $ 7,966,564

Net earnings
   as previously reported         $ 1,740,032    $ 2,285,497    $ 3,495,007    $ 4,843,256    $ 4,482,974
Net earnings
   as restated                    $ 1,740,032    $ 2,285,497    $ 3,742,316    $ 5,090,565    $ 4,730,283

Net earnings per unit of
   limited partnership
   interest as previously
   reported                       $      0.50    $      0.68    $      1.06    $      1.50    $      1.40
Net earnings per unit of
   limited partnership
   interest as restated           $      0.50    $      0.68    $      1.14    $      1.58    $      1.48

Cash distributions per unit of
   limited partnership
   interest as previously
   reported                       $      1.57    $      1.70    $      2.14    $      2.30    $      1.98
Cash distributions per unit of
   limited partnership
   interest as restated           $      1.57    $      1.70    $      2.14    $      2.30    $      1.98

At year-end:

Total assets
   as previously reported         $38,928,811    $42,110,277    $45,562,941    $49,348,280    $52,201,676
Total assets
   as restated                    $38,928,811    $42,110,277    $45,165,211    $48,703,241    $51,309,327

Partners' capital
   as previously reported         $38,928,811    $42,110,277    $45,562,941    $48,795,720    $51,177,636
Partners' capital
   as restated                    $38,928,811    $42,110,277    $45,165,211    $48,150,681    $50,285,287

----------

    (1) The Partnership's financial statements for the years ended December 31, 1994, 1995 and 1996, have been restated to reflect offering costs incurred in connection with the offering of the Partnership's limited partnership units, as reductions in net limited partnership contributions of the investors, in accordance with the guidance of the Securities and Exchange Commission's Staff Accounting Bulletin, SAB Topic 5:A. These offering costs were previously capitalized and amortized over sixty months. The effect was to reduce partners' capital and to increase net earnings for all periods presented.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

   The Registrant's primary objective is to generate cash flow from operations for distribution to its limited partners and, during the initial years of operation, reinvest excess cash flow in additional equipment. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relies primarily on container rental receipts to meet this objective as well as to finance operating needs. No credit lines are maintained to finance working capital.

   At December 31, 1998, the Registrant had $1,858,833 in cash and cash equivalents, an increase of $282,114 and $128,329, respectively, from the cash balances at December 31, 1997 and December 31, 1996. At December 31, 1998, the Registrant committed to purchase an additional 255 twenty-foot marine dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate cost of approximately $373,244. Throughout the remainder of 1999, the Registrant may use cash generated from equipment sales to purchase and replace additional containers which have been lost or damaged beyond repair. Amounts not used to purchase and replace containers may be distributed to its partners.

   Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

   From inception through February 28, 1999, the Registrant has distributed $31,253,375 in cash from operations to its limited partners, or 52% of the limited partners' original invested capital. Distributions are paid monthly based primarily on each quarter's cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

   The year ended December 31, 1998 was a volatile period for the container leasing market. Opinions on the outlook for the market ranged from optimism that the fallout from the Asian crisis could be contained to concern that it would more seriously affect the global economy. As worries about the global economy intensified, expectations for world economic growth shifted downward. The effects of global financial concerns also slowed the growth of world containerized trade to 5%-6% during 1998 compared to 7%-8% in recent past years, and limited the demand for leased containers by the ocean carriers. At the same time, significant trade imbalances developed between Asia and the rest of the world. The devalued currencies of many Asian countries gave rise to booming exports while, together with restricted credit, curtailing the demand for imports from the West. These trade imbalances prompted renewed requirements for leased containers in many parts of Asia where equipment shortages developed amid declining inventories. But, the increased demand resulting from the shortage of containers in many areas of Asia must be viewed against the continuing large surplus of off-hire units in Europe and the Americas resulting from the shifting trade patterns. These leasing market conditions may impact the Registrant's financial condition and operating performance during 1999. Additionally, see the discussion regarding The Cronos Group under Item 7., Management Discussion and Analysis of Financial Condition and Results of Operations hereof.

RESULTS OF OPERATIONS

1998 - 1997

   Amid this environment of global economic uncertainty, other key trends that have been in evidence over the past few years continued to affect the container leasing industry and the Registrant's operations during 1998. They include consolidation both within the shipping industry and the container leasing industry; greater efficiencies achieved by our customers through the use of mega-size containerships and the pooling of owned equipment; and, the erosion of per-diem rental rates.

   As the leasing industry's equipment remained in surplus, ocean carriers and transport companies continued to be selective about the age and condition of containers taken on-hire. Many have adopted a policy of only leasing containers of a certain age or less. It has been the Registrant's experience that in periods of weak demand, many lessees insist on equipment between three to five years of age. Such criteria currently serves as a barrier to leasing older containers and did not materially impact the leasing opportunities of the Registrant's fleet, which averaged six years of age at December 31, 1998, or its results of operations. The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue for 1998 declined by approximately 10%, when compared to 1997, and is expected to decline in subsequent periods as current container leasing market conditions continue.

   Gross rental revenue, a component of net lease revenue, decreased from $8,238,458 in 1997 to $7,715,749 in 1998. The Registrant's dry and refrigerated cargo container utilization rates fluctuated from averages of 81% and 79% during 1997, to averages of 76% and 80% during 1998, respectively. Dry cargo and refrigerated container per-diem rental rates declined 5% and 3%, respectively, from 1997 levels. The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 16,700 TEU in 1998, as compared to 16,706 TEU in 1997.

   Rental equipment operating expenses were approximately 25% of rental revenue during 1998 as compared to 23% during 1997. Base management fees, dependent on the operating performance of the fleet, declined $49,129, or approximately 9% during 1998 when compared to 1997.

   The Registrant disposed of 62 twenty-foot, 19 forty-foot and one forty-foot high-cube marine dry cargo container during 1998, as compared to 41 twenty-foot and 12 forty-foot marine dry cargo containers, as well as six forty-foot refrigerated containers during 1997. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

1997 - 1996

   The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue declined by approximately 20% during 1997, when compared to 1996.

   Gross rental revenue, a component of net lease revenue, decreased from $9,724,097 in 1996 to $8,238,458 in 1997. The Registrant's dry and refrigerated cargo container utilization rates declined from averages of 83% and 87% during 1996, to averages of 81% and 79% during 1997, respectively. Dry cargo and refrigerated container per-diem rental rates declined 11% from 1996 levels. The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 16,706 TEU as compared to 16,589 TEU during 1996.

   Rental equipment operating expenses were approximately 23% of rental revenue during 1997 as compared to 18% during 1996. This increase was due to higher storage and handling costs associated with lower equipment utilization. Also contributing to higher direct operating expenses was a charge of approximately $88,000 to further provide for and replenish the reserve for doubtful accounts. Base management fees, dependent on the operating performance of the fleet, declined $100,309, or approximately 15% during 1997.

   Other general and administrative expenses increased $20,161 or approximately 23% during 1997 when compared to 1996. This was due to an increase in the cost of the Registrant's annual audit, as well as an increase in the cost of preparing and processing the Registrant's regulatory filings.

   The Registrant disposed of 41 twenty-foot and 12 forty-foot marine dry cargo containers, as well as six forty-foot refrigerated containers during 1997, compared to 94 twenty-foot, 19 forty-foot marine dry cargo containers as well as five twenty-foot and three forty-foot refrigerated containers during 1996. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

THE CRONOS GROUP'S CREDIT FACILITY

   In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

   On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. Under the Third Amendment, the remaining principal amount of $36,800,000 was to be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amounts due on September 30, 1998 and January 8, 1999. The balance outstanding on the Credit Facility at December 31, 1998 was $33,110,000.

   In March 1999, the Parent Company agreed to a proposal to extend the Credit Facility until September 30, 1999 and expects that a fourth amendment (the "Fourth Amendment"), with a final maturity date of September 30, 1999, will be signed in April 1999.

   The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations anticipated under the Fourth Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

   The Registrant is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility.

   CCC is unable to determine the impact, if any, these issues may have on the future operating results, financial condition and cash flows of the Registrant or CCC and on the Leasing Company's ability to manage the Registrant's fleet in subsequent periods.

YEAR 2000

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Registrant has received confirmation from its third-party investor processing/maintenance vendor that their system is Year 2000 compliant. The Registrant does not expect a material increase in its vendor servicing fee to reimburse Year 2000 costs. Container leasing/asset tracking and accounting/finance services are provided to the Registrant by CCC and its affiliate, the Leasing Company, pursuant to the respective Limited Partnership Agreement and Leasing Agent Agreement. CCC and the Leasing Company have initiated a program to prepare their systems and applications for the Year 2000. Preliminary studies indicate that testing, conversion and upgrading of system applications is expected to cost CCC and the Leasing Company less than $500,000. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program. The financial impact of making these required system changes is not expected to be material to the Registrant's financial position, results of operations or cash flows.

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

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk

   Inapplicable

Item 8. Financial Statements and Supplementary Data

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
Cronos Global Income Fund XIV, L.P.

We have audited the accompanying balance sheets of Cronos Global Income Fund XIV, L.P., as of December 31, 1998 and 1997, and the related statements of operations, partners' capital, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cronos Global Income Fund XIV, L.P., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

As further discussed in Note 11 to the financial statements, The Cronos Group, which is the indirect corporate parent of Cronos Capital Corp., the general partner of the Partnership, is subject to an investigation, commenced on February 10, 1997, by the United States Securities and Exchange Commission. Furthermore, Cronos Capital Corp. and five other subsidiaries of The Cronos Group are borrowers under a credit facility with several banks. The credit facility is guaranteed by The Cronos Group. A substantial payment was due on September 30, 1998, and the entire loan balance was due on January 8, 1999. The Cronos Group did not repay the amount due on September 30, 1998 and January 8, 1999. As of the date of our report, The Cronos Group had not yet secured an extension of the credit facility or obtained a source for repayment of the balance due.

Since the commencement of operations in 1993, the Partnership's policy has been to capitalize the underwriting commissions and other offering costs incurred in connection with the offering of the Partnership's limited partnership units and to amortize such costs over sixty months. This policy was not in accordance with the guidelines of the Securities and Exchange Commission's Staff Accounting Bulletin, SAB Topic 5:A. Accordingly, as further discussed in Note 4 to the financial statements, the Partnership has restated its financial statements for the year ended December 31, 1996 to reflect the offering costs as reductions of capital contributions from the limited partners.

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


                                             Moore Stephens, P.C.
                                             Certified Public Accountants

New York, New York
March 5, 1999

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1997



                                                                       1998              1997
                                                                   ------------      ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,858,733 in 1998 and
      $1,576,519 in 1997 in interest-bearing accounts (note 3)     $  1,858,833      $  1,576,719
   Net lease receivables due from Leasing Company
      (notes 1 and 5)                                                   830,947         1,036,015
                                                                   ------------      ------------

         Total current assets                                         2,689,780         2,612,734
                                                                   ------------      ------------

Container rental equipment, at cost                                  52,861,434        53,096,311
   Less accumulated depreciation                                     16,622,403        13,606,842
                                                                   ------------      ------------
      Net container rental equipment                                 36,239,031        39,489,469
                                                                   ------------      ------------

Organizational costs, net (note 1)                                           --             8,074
                                                                   ------------      ------------

                                                                   $ 38,928,811      $ 42,110,277
                                                                   ============      ============
            Partners' Capital

Partners' capital (deficit):
   General partner                                                 $     (2,748)     $        389
   Limited partners (note 9)                                         38,931,559        42,109,888
                                                                   ------------      ------------

         Total partners' capital                                     38,928,811        42,110,277
                                                                   ------------      ------------

                                                                   $ 38,928,811      $ 42,110,277
                                                                   ============      ============



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                        1998           1997      1996 (As Restated)
                                                     ----------     ----------   ------------------
Net lease revenue (notes 1 and 7)                    $4,826,207     $5,372,706     $6,755,171

Other operating expenses:
  Depreciation and amortization (notes 1 and 4)       3,093,356      3,121,351      3,120,910
  Other general and administrative expenses             114,231        106,576         86,415
                                                     ----------     ----------     ----------

                                                      3,207,587      3,227,927      3,207,325
                                                     ----------     ----------     ----------

    Earnings from operations                          1,618,620      2,144,779      3,547,846

Other income:
  Interest income                                        92,444         71,344         83,609
  Net gain on disposal of equipment                      28,968         69,374        110,861
                                                     ----------     ----------     ----------
                                                        121,412        140,718        194,470
                                                     ----------     ----------     ----------

    Net earnings                                     $1,740,032     $2,285,497     $3,742,316
                                                     ==========     ==========     ==========

Allocation of net earnings:
  General partner (note 4)                           $  242,943     $  266,689     $  336,776
  Limited partners (note 4)                           1,497,089      2,018,808      3,405,540
                                                     ----------     ----------     ----------

                                                     $1,740,032     $2,285,497     $3,742,316
                                                     ==========     ==========     ==========

Limited partners' per unit share of net earnings     $     0.50     $     0.68     $     1.14
                                                     ==========     ==========     ==========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                 Limited
                                                 Partners          General
                                                 (Note 9)           Partner           Total
                                               ------------      ------------      ------------
Balances at December 31, 1995                  $ 48,150,265      $        416      $ 48,150,681

Net earnings                                      3,405,540           336,776         3,742,316

Cash distributions                               (6,391,397)         (336,389)       (6,727,786)
                                               ------------      ------------      ------------

Balances at December 31, 1996, as restated       45,164,408               803        45,165,211

Net earnings                                      2,018,808           266,689         2,285,497

Cash distributions                               (5,073,328)         (267,103)       (5,340,431)
                                               ------------      ------------      ------------

Balances at December 31, 1997                    42,109,888               389        42,110,277

Net earnings                                      1,497,089           242,943         1,740,032

Cash distributions                               (4,675,418)         (246,080)       (4,921,498)
                                               ------------      ------------      ------------

Balances at December 31, 1998                  $ 38,931,559      $     (2,748)     $ 38,928,811
                                               ============      ============      ============



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                            1998             1997             1996(as restated)
                                                         -----------      -----------      -----------
Cash flows from operating activities:
   Net earnings                                          $ 1,740,032      $ 2,285,497      $ 3,742,316
   Adjustments to reconcile net earnings to net
     cash provided by (used in) operating
     activities:
         Depreciation and amortization                     3,093,356        3,121,351        3,120,910
         Net gain on disposal of equipment                   (28,968)         (69,374)        (110,861)
         Decrease in net lease receivables due from
          Leasing Company                                    173,016           75,555           31,555
                                                         -----------      -----------      -----------

           Total adjustments                               3,237,404        3,127,532        3,041,604
                                                         -----------      -----------      -----------

           Net cash provided by operating activities       4,977,436        5,413,029        6,783,920
                                                         -----------      -----------      -----------

Cash flows from (used in) investing activities:
   Proceeds from sale of container rental equipment          226,176          364,813          307,591
   Purchases of container rental equipment                        --         (563,044)        (122,400)
   Acquisition fees paid to general partner                       --          (28,152)        (430,160)
                                                         -----------      -----------      -----------

           Net cash from (used in) investing
           activities                                        226,176         (226,383)        (244,969)
                                                         -----------      -----------      -----------

Cash flows used in financing activities:
   Distributions to partners                              (4,921,498)      (5,340,431)      (6,727,786)
                                                         -----------      -----------      -----------

           Net cash used in financing activities          (4,921,498)      (5,340,431)      (6,727,786)
                                                         -----------      -----------      -----------

Net increase (decrease) in cash and cash equivalents         282,114         (153,785)        (188,835)

Cash and cash equivalents at beginning of year             1,576,719        1,730,504        1,919,339
                                                         -----------      -----------      -----------

Cash and cash equivalents at end of year                 $ 1,858,833      $ 1,576,719      $ 1,730,504
                                                         ===========      ===========      ===========



   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996


(1)  Summary of Significant Accounting Policies

     (a) Nature of Operations

         Cronos Global Income Fund XIV, L.P. (the "Partnership") is a limited partnership organized under the laws of the State of California on July 30, 1992, for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership's operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership's leases generally require all payments to be made in United States currency.

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

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

         See note 11 for further discussion regarding CCC and the Leasing
         Company.

                              CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 NOTES TO FINANCIAL STATEMENTS


     (c) Concentrations of Credit Risk

         The Partnership's financial instruments that are exposed to concentrations of credit risk consist primarily of cash, cash equivalents and net lease receivables due from the Leasing Company. See note 3 for further discussion regarding the credit risk associated with cash and cash equivalents.

         Net lease receivables due from the Leasing Company (see notes 1(b) and 5 for discussion regarding net lease receivables) subject the Partnership to a significant concentration of credit risk. These net lease receivables, representing rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company, are remitted by the Leasing Company to the Partnership three to four times per month. The Partnership has historically never incurred a loss associated with the collectability of unremitted net lease receivables due from the Leasing Company. However, CCC and the Partnership are unable to predict the outcome of the events discussed in note 11 and their potential impact on the credit risk associated with these net lease receivables.

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

         Actual cash distributions differ from the allocations of net earnings between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

     (f) Acquisition Fees

         Pursuant to Article IV Section 4.2 of the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the container rental equipment. The fees are payable in two or more installments commencing in the year of purchase.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


     (g) Container Rental Equipment

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no reductions to the carrying value of container rental equipment during 1998, 1997 and 1996.

         Container rental equipment is depreciated over a twelve-year life on a straight line basis to its salvage value, estimated to be 30%.

     (h) Amortization

         The Partnership's organization costs were amortized over 60 months on a straight-line basis.

     (i) Income Taxes

         The Partnership is not subject to income taxes, consequently no provision for income taxes has been made. The Partnership files federal and state annual information tax returns, prepared on the accrual basis of accounting. Taxable income or loss is reportable by the partners individually.

     (j) Financial Statement Presentation

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


(2)  Operating Segment

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(2)  Operating Segment - (continued)

     The Partnership derives revenues from dry cargo containers and refrigerated containers. As of December 31, 1998, the Partnership operated 8,248 twenty-foot, 3,538 forty-foot and 97 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 339 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the years ended December 31, 1998, 1997 and 1996 follows:


                                       1998           1997           1996
                                    ----------     ----------     ----------
        Dry cargo containers        $5,296,071     $5,778,521     $6,640,821
        Refrigerated containers      2,419,678      2,459,937      3,083,276
                                    ----------     ----------     ----------

        Total                       $7,715,749     $8,238,458     $9,724,097
                                    ==========     ==========     ==========

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131. Any attempt to separate "foreign" operations from "domestic" operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading.

     No single lessee contributed more than 10% of the rental revenue earned during 1998, 1997 and 1996.


(3)  Cash and Cash Equivalents

     Cash equivalents include highly-liquid investments with a maturity of three months or less on their acquisition date. Cash equivalents are carried at cost which approximates fair value. The Partnership maintains its cash and cash equivalents in accounts which, at times, may exceed federally insured limits. The Partnership has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk. The Partnership places its cash equivalents in investment grade, short-term debt instruments and limits the amount of credit exposure with any one commercial issuer.


(4)  Organization and Offering Costs

     The Partnership's financial statements for the year ended December 31, 1996 have been restated to reflect underwriting commissions and other offering costs incurred in connection with the offering of the Partnership's limited partnership units as reductions of capital contributions from the limited partners, in accordance with the guidelines of the Securities and Exchange Commission's Staff Accounting Bulletin, SAB Topic 5:A. These offering costs were previously capitalized and amortized over sixty months since commencement of operations in 1993.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(4)  Organization and Offering Costs - (continued)

     The effect of this restatement on the presented financial statements is as follows:


                                                        For the Year Ended
                                                         December 31, 1996
                                                   ----------------------------
                                                   As Previously
                                                     Reported       As Restated
                                                   -------------    -----------
        Balance Sheet
           Organization and offering costs, net     $   435,983     $    38,253
           General Partner's capital                        776             803
           Limited Partners' capital                 45,562,165      45,164,408

        Statement of Operations
           Depreciation and amortization              3,368,219       3,120,910
           Net earnings                               3,495,007       3,742,316
           General Partner's net earnings               336,942         336,776
           Limited Partners' net earnings             3,158,065       3,405,540
           Limited Partners' per unit
             share of net earnings                         1.06            1.14


(5)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1998 and December 31, 1997 were as follows:


                                                          December 31,   December 31,
                                                              1998           1997
                                                          ------------   ------------
        Lease receivables, net of doubtful accounts of
           $253,144 in 1998 and $97,733 in 1997            $1,633,088     $1,876,135
        Less:
        Direct operating payables and accrued expenses        469,817        502,312
        Damage protection reserve (note 6)                    131,662        115,850
        Base management fees                                  169,002        183,596
        Reimbursed administrative expenses                     31,660         38,362
                                                           ----------     ----------

                                                           $  830,947     $1,036,015
                                                           ==========     ==========

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(6)  Damage Protection Plan

     The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. A reserve has been established to provide for the estimated costs incurred by this service. This reserve is a component of net lease receivables due from the Leasing Company (see note 5). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

 (7) Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1998, 1997 and 1996 was as follows:


                                                           1998           1997           1996
                                                        ----------     ----------     ----------
        Rental revenue (note 2)                         $7,715,749     $8,238,458     $9,724,097
        Less:
        Rental equipment operating expenses              1,895,367      1,862,416      1,783,618
        Base management fees (note 8)                      522,629        571,758        672,067
        Reimbursed administrative expenses (note 8)        471,546        431,578        513,241
                                                        ----------     ----------     ----------

                                                        $4,826,207     $5,372,706     $6,755,171
                                                        ==========     ==========     ==========


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


                                                  1998           1997           1996
                                               ----------     ----------     ----------
        Base management fees                   $  522,629     $  571,758     $  672,067
        Reimbursed administrative expenses        471,546        431,578        513,241
        Acquisition fees                               --         28,152             --
                                               ----------     ----------     ----------

                                               $  994,175     $1,031,488     $1,185,308
                                               ==========     ==========     ==========


(9)  Limited Partners' Capital

     The limited partners' per unit share of capital at December 31, 1998, 1997 and 1996 was $13, $14 and $15, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 2,984,309, the total number of limited partnership units.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(10) Income Taxes

     The reconciliation of net earnings as reported in the statement of operations and as would be reported for federal tax purposes for the years ended December 31, 1998, 1997 and 1996 are as follows:


                                                            1998             1997             1996
                                                        -----------      -----------      -----------
        Net earnings per statement of operations        $ 1,740,032      $ 2,285,497      $ 3,742,316
        Depreciation for income tax purposes in
           excess of depreciation for financial
           statement purposes                            (5,269,149)      (6,162,005)      (5,710,845)
        Gain on disposition of assets for tax
           purposes in excess of (less than) gain
           on disposition for financial statement
           purposes                                         106,819          118,205          (50,109)
        Amortization expense for tax purposes less
           than (in excess of) amortization for
           financial statement purposes                       8,074               (2)              --
        Bad debt expense for tax purposes less than
           (in excess of) bad debt expense for
           financial statement purposes                     155,411          (46,338)         (71,041)
                                                        -----------      -----------      -----------

        Net loss for federal tax purposes               $(3,258,813)     $(3,804,643)     $(2,089,679)
                                                        ===========      ===========      ===========


     At December 31, 1998, the tax basis of total partners' capital was $15,050,987.


(11) The Cronos Group

     As reported in the Partnership's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, (the "Parent Company"), on February 3, 1997.

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

     Arthur Andersen's reports on the financial statements of CCC and the Partnership, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

     During the Partnership's fiscal year ended December 31, 1995 and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Partnership and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

     In 1993, the Parent Company negotiated a credit facility (hereinafter, the "Credit Facility") with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1996, approximately $73,500,000 in principal indebtedness was outstanding under the Credit Facility. As a party to the Credit Facility, CCC is jointly and severally liable for the repayment of all principal and interest owed under the Credit Facility. The obligations of CCC, and the five other subsidiaries of the Parent Company that are borrowers under the Credit Facility, are guaranteed by the Parent Company.

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

     On June 30, 1998, the Parent Company entered into a third amendment (the "Third Amendment") to the Credit Facility. Under the Third Amendment, the remaining principal amount of $36,800,000 was to be amortized in varying monthly amounts commencing on July 31, 1998 with $26,950,000 due on September 30, 1998 and a final maturity date of January 8, 1999. The Parent Company did not repay the amounts due on September 30, 1998 and January 8, 1999. The balance outstanding on the Credit Facility at December 31, 1998 was $33,110,000.

     In March 1999, the Parent Company agreed to a proposal to extend the Credit Facility until September 30, 1999 and expects that a fourth amendment (the "Fourth Amendment"), with a final maturity date of September 30, 1999, will be signed in April 1999.

     The directors of the Parent Company also are pursuing alternative sources of financing to meet the amended repayment obligations anticipated under the Fourth Amendment. Failure to meet revised lending terms would constitute an event of default with the lenders. The declaration of an event of default would result in further defaults with other lenders under loan agreement cross-default provisions. Should a default of the term loans be enforced, the Parent Company and CCC may be unable to continue as going concerns.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS


(11) The Cronos Group - (continued)

     The Partnership is not a borrower under the Credit Facility, and neither the containers nor the other assets of the Partnership have been pledged as collateral under the Credit Facility.

     CCC is unable to determine the impact, if any, these issues may have on the future operating results, financial condition and cash flows of the Partnership or CCC and on the Leasing Company's ability to manage the Partnership's fleet in subsequent periods.

(12) Subsequent Event

     On February 16, 1999, the Partnership purchased 255 twenty-foot marine dry cargo containers for an aggregate purchase price of approximately $373,244.

                                                                      Schedule 1


                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                 SCHEDULE OF REIMBURSED ADMINISTRATIVE EXPENSES
                       PURSUANT TO ARTICLE IV SECTION 4.4
                          OF THE PARTNERSHIP AGREEMENT

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                       1998         1997         1996
                                                     --------     --------     --------
        Salaries                                     $224,637     $198,963     $244,782
        Other payroll related expenses                 38,819       36,708       42,412
        General and administrative expenses           208,090      195,907      226,047
                                                     --------     --------     --------

        Total reimbursed administrative expenses     $471,546     $431,578     $513,241
                                                     ========     ========     ========





                  See report of independent public accountants

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   As reported in the Registrant's Current Report on Form 8-K and Amendment No. 1 to Current Report on Form 8-K, filed with the Commission on February 7, 1997 and February 26, 1997, respectively, Arthur Andersen, London, England, resigned as auditors of The Cronos Group, the Parent Company, on February 3, 1997.

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

   Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

   During the Registrant's fiscal year ended December 31, 1995 and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

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

                                    PART III


Item 10.       Directors and Executive Officers of the Registrant

   The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at March 31, 1999, are as follows:

                Name                                      Office
     ----------------------------    -------------------------------------------------
     Dennis J. Tietz                 President, Chief Executive Officer, and Director
     Peter J. Younger                Treasurer, Principal Accounting Officer, and
                                     Director
     Elinor A. Wexler                Vice President/Administration and Secretary,
                                     and Director
     John P. McDonald                Vice President/Sales, and Director

   DENNIS J. TIETZ Mr. Tietz, 46, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was elected Chief Executive Officer of The Cronos Group, parent company of CCC, in December 1998. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

   Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

   PETER J. YOUNGER Mr. Younger, 42, was elected Treasurer and Principal Accounting Officer in 1998. Mr. Younger joined the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

   ELINOR A. WEXLER Ms. Wexler, 50, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

   Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

   JOHN P. MCDONALD Mr. McDonald, 38, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Mr. McDonald joined the Board of Directors of CCC in October 1997. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

   Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

   The key management personnel of the Leasing Company at March 31, 1999, were as follows:

                  Name                                  Title
        -------------------------    ---------------------------------------------
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

   STEVE BROCATO Mr. Brocato, 46, was elected President of the Leasing Company's container division in June 1997, and is based in the United Kingdom. Mr. Brocato has held various positions since joining Cronos including, Vice President - Corporate Affairs and Director of Marketing - Refrigerated Containers for Cronos in North and South America. Prior to joining Cronos, Mr. Brocato was a Vice President for ICCU Containers from 1983 to 1985 and was responsible for dry cargo container marketing and operations for the Americas. From 1981 to 1983, he was Regional Manager for Trans Ocean Leasing Ltd.

   PETER J. YOUNGER Mr. Younger, 42, was elected Chief Financial Officer of The Cronos Group in March, 1997, and is based in the United Kingdom. Mr. Younger was appointed Vice President and Controller of Cronos in 1991. He joined IEA in 1987 and served as Director of Accounting and the Vice President and Controller, based in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College.

   JOHN M. FOY Mr. Foy, 53, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

   NICO SCIACOVELLI Mr. Sciacovelli, 49, was elected Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

   HARRIS H. T. HO Mr. Ho, 41, was elected Vice President - Asia Pacific in June 1997. Mr. Ho is directly responsible for the Leasing Company's lease marketing and operations in Asia, Australia and the Indian sub-continent and is based in Hong Kong. Since joining Cronos in 1990, Mr. Ho served as Area Director, Hong Kong and China. Prior to joining Cronos, Mr. Ho was a Manager at Sea Containers Pacific Ltd and Sea Containers Hong Kong Limited from 1981 to 1990, responsible for container marketing within Asia. From 1978 to 1981, Mr. Ho was Senior Equipment Controller for Hong Kong Container Line. Mr. Ho holds a Diploma of Management Studies in Marketing from The Hong Kong Polytechnic and The Hong Kong Management Association.

   DAVID HEATHER Mr. Heather, 51, is responsible for all technical and engineering activities of the fleet managed by the Leasing Company. Mr. Heather was Technical Director for LPI, based in the United Kingdom, from 1986 to 1991. From 1980 to 1986, Mr. Heather was employed by ABC Containerline NV as Technical Manager with technical responsibility for the shipping line's fleet of dry cargo, refrigerated and other specialized container equipment. From 1974 to 1980, Mr. Heather was Technical Supervisor for ACT Services Ltd., a shipping line, with responsibility for technical activities related to refrigerated containers. Mr. Heather holds a Marine Engineering Certificate from Riversdale Marine Technical College in England.

   JOHN C. KIRBY Mr. Kirby, 45, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

   J. GORDON STEEL Mr. Steel, 66, is directly responsible for the overall lease marketing activity for the Leasing Company's Tank Container Division. From 1990 to 1992, Mr. Steel held the position of Director/General Manager for Tiphook Container's Tank Division. From 1977 to 1990, Mr. Steel held various managerial positions, involving manufacturing and transportation of hazardous materials, with Laporte Industries and ICI, major chemical distribution companies. Mr. Steel is a qualified Chemical Engineer and attended the Associate Royal Technical College in Scotland.

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

   The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1998.


                                                                                      Cash Fees and
                 Name                             Description                         Distributions
          -------------------   -------------------------------------------------    ----------------
   1)                           Base management fees - equal to 7% of gross
                                lease revenues attributable to operating leases
                                pursuant to Section 4.3 of the Limited
                                Partnership Agreement
          CCL                                                                           $537,225


   2) Reimbursed administrative expenses - equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Registrant pursuant to Section 4.4 of the Limited Partnership Agreement

          CCC                                                                            $34,598

          CCL                                                                           $443,649


   3)                           Interest in Fund - 5% of distributions of
                                distributable cash for any quarter pursuant to
                                Section 6.1 of the Limited Partnership Agreement
          CCC                                                                           $246,080

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

   (c)  Changes in Control

   Inapplicable.


Item 13. Certain Relationships and Related Transactions

   (a)  Transactions with Management and Others

   The Registrant's only transactions with management and other related parties during 1998 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, "Executive Compensation," herein.

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


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a)1.       Financial Statements

                                                                                            Page
                                                                                            ----

   The following financial statements of the Registrant are included in Part II,
Item 8:


        Report of Independent Public Accountants................................................17


        Balance Sheets - December 31, 1998 and 1997.............................................18


        Statements of Operations - for the years ended December 31, 1998, 1997 and 1996.........19


        Statements of Partners' Capital - for the years ended December 31, 1998, 1997 and 1996..20


        Statements of Cash Flows - for the years ended December 31, 1998, 1997 and 1996.........21


        Notes to Financial Statements...........................................................22


        Schedule of Reimbursed Administrative Expenses - for the years ended December 31,
        1998, 1997 and 1996.....................................................................31


   All other schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

   (a)3.       Exhibits


    Exhibit
      No.                       Description                                  Method of Filing
    --------   ----------------------------------------------------     ------------------------
     3(a)      Limited Partnership Agreement of the Registrant,            *
               amended and restated as of December 2, 1992

     3(b)      Certificate of Limited Partnership of the Registrant        **


     10        Form of Leasing Agent Agreement with Cronos                 ***
               Containers Limited

     27        Financial Data Schedule                                     Filed with this document

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1998.


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



                                        CRONOS GLOBAL INCOME FUND XIV, L.P.


                                        By   Cronos Capital Corp.
                                             The General Partner



                                        By    /s/      Dennis J. Tietz
                                             -----------------------------------
                                             Dennis J. Tietz
                                             President and Director of Cronos
                                             Capital Corp. ("CCC")
                                             Principal Executive Officer of CCC



Date:  March 31, 1999


   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

          Signature                             Title                            Date
          ---------                             -----                            ----
                                      President and Director of
 /s/ Dennis J. Tietz                     Cronos Capital Corp.                March 31, 1999
--------------------------               ("CCC") (Principal
Dennis J. Tietz                        Executive Officer of CCC)

                                       Treasurer and Director of
 /s/ Peter Younger                         Cronos Capital Corp.              March 31, 1999
--------------------------                ("CCC") (Principal
Peter Younger                          Financial and Accounting
                                           Officer of CCC)

                                       National Sales Manager
 /s/ John McDonald                          and Director of                  March 31, 1999
--------------------------              Cronos Capital Corp.
John McDonald



                            SUPPLEMENTAL INFORMATION

   The Registrant's annual report will be furnished to its limited partners on or about April 30, 1999. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                  EXHIBIT INDEX


    Exhibit
      No.                       Description                                  Method of Filing
    --------   ----------------------------------------------------     ------------------------
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