Form 10-Q
period 1999-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 1999-08-13
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM _______ TO ________


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

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 1999

                                TABLE OF CONTENTS


                                                                                              PAGE
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

         Balance Sheets - June 30, 1999 (unaudited) and December 31, 1998                        4

         Statements of Operations for the three and six months ended June 30,
          1999 and 1998 (unaudited)                                                              5

         Statements of Cash Flows for the six months ended June 30, 1999 and
          1998 (unaudited)                                                                       6

         Notes to Financial Statements (unaudited)                                               7

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                                 10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                             12

PART II- OTHER INFORMATION

Item 1.  Legal Proceedings                                                                      13

Item 3.  Defaults Upon Senior Securities                                                        13

Item 5.  Other Information                                                                      13

Item 6.  Exhibits and Reports on Form 8-K                                                       14


                         PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

          Presented herein are the Registrant's balance sheets as of June 30, 1999 and December 31, 1998, statements of operations for the three and six months ended June 30, 1999 and 1998, and statements of cash flows for the six months ended June 30, 1999 and 1998.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                   (UNAUDITED)



                                                                            June 30,     December 31,
                                                                              1999           1998
                                                                          ------------   -------------
                    Assets

Current assets:
    Cash and cash equivalents, includes $1,538,888 at June 30, 1999
       and $1,858,733 at December 31, 1998 in interest-bearing accounts    $ 1,538,988     $ 1,858,833
    Net lease receivables due from Leasing Company
       (notes 1 and 2)                                                         738,824         830,947
                                                                          ------------    ------------
           Total current assets                                              2,277,812       2,689,780
                                                                          ------------    ------------
Container rental equipment, at cost                                         53,048,088      52,861,434
    Less accumulated depreciation                                           18,110,087      16,622,403
                                                                          ------------    ------------
       Net container rental equipment                                       34,938,001      36,239,031
                                                                          ------------    ------------
           Partners' Capital                                              $ 37,215,813    $ 38,928,811
                                                                          ------------    ------------
Partners' capital (deficit):
    General partner                                                        $   (19,841)    $    (2,748)
    Limited partners                                                        37,235,654      38,931,559
                                                                          ------------    ------------
           Total partners' capital                                          37,215,813      38,928,811
                                                                          ------------    ------------
                                                                          $ 37,215,813    $ 38,928,811
                                                                          ============    ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                      Three Months Ended           Six Months Ended
                                                   -------------------------   --------------------------
                                                      June 30,    June 30,      June 30,       June 30,
                                                        1999        1998           1999          1998
                                                   -----------   -----------   -----------    -----------
Net lease revenue (notes 1 and 3)                   $  952,853   $ 1,347,235   $ 2,049,270    $ 2,655,403

Other operating expenses:
    Depreciation                                       770,465       772,360     1,545,561      1,552,429
    Other general and administrative expenses           21,804        22,803        49,254         49,970
                                                   -----------   -----------   -----------    -----------
                                                       792,269       795,163     1,594,815      1,602,399
                                                   -----------   -----------   -----------    -----------
       Earnings from operations                        160,584       552,072       454,455      1,053,004

Other income:
    Interest income                                     17,307        23,844        35,186         46,848
    Net gain (loss) on disposal of equipment            12,196         8,555        (3,677)        22,269
                                                   -----------   -----------   -----------    -----------
                                                        29,503        32,399        31,509         69,117
                                                   -----------   -----------   -----------    -----------
       Net earnings                                 $  190,087    $  584,471    $  485,964    $ 1,122,121
                                                   ===========   ===========   ===========    ===========


Allocation of net earnings:
    General partner                                 $   45,758    $   62,846    $   92,855     $  125,354
    Limited partners                                   144,329       521,625       393,109        996,767
                                                   -----------   -----------   -----------    -----------
                                                    $  190,087    $  584,471    $  485,964    $ 1,122,121
                                                   ===========   ===========   ===========    ===========

Limited partners' per unit share of net earnings    $     0.05    $     0.17    $     0.13    $      0.33
                                                   ===========   ===========   ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                 Six Months Ended
                                                             --------------------------
                                                              June 30,        June 30,
                                                                 1999          1998
                                                             -----------    -----------
Net cash provided by operating activities                    $ 2,115,647    $ 2,631,177

Cash flows provided by (used in) investing activities:
    Proceeds from disposal of equipment                          136,714        144,970
    Purchase of container rental equipment                      (355,470)             -
    Acquisition fees paid to general partner                     (17,774)             -
                                                             -----------    -----------
       Net cash provided by (used in) investing activities      (236,530)       144,970
                                                             -----------    -----------
Cash flows used in financing activities:
    Distribution to partners                                  (2,198,962)    (2,513,106)
                                                             -----------    -----------
Net increase (decrease) in cash and cash equivalents            (319,845)       263,041


Cash and cash equivalents at January 1                         1,858,833      1,576,719
                                                             -----------    -----------
Cash and cash equivalents at June 30                         $ 1,538,988    $ 1,839,760
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

          As of June 30, 1999, the Partnership owned and operated 8,467 twenty-foot, 3,522 forty-foot and 97 forty-foot high-cube marine dry cargo containers, as well as 453 twenty-foot and 339 forty-foot marine refrigerated cargo containers.

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


(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 1999 and December 31, 1998 were as follows:


                                                                             June 30,      December 31,
                                                                               1999            1998
                                                                            ----------     ------------
          Lease receivables, net of doubtful accounts of $266,460
            at June 30, 1999 and $253,144 at December 31, 1998              $1,490,776     $ 1,633,088
          Less:
          Direct operating payables and accrued expenses                       450,944         469,817
          Damage protection reserve                                            119,310         131,662
          Base management fees                                                 153,394         169,002
          Reimbursed administrative expenses                                    28,304          31,660
                                                                            ----------      ----------
                                                                            $  738,824      $  830,947
                                                                            ==========      ==========

                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 1999 and 1998 was as follows:



                                                      Three Months Ended           Six Months Ended
                                                   -------------------------   --------------------------
                                                      June 30,    June 30,      June 30,       June 30,
                                                        1999        1998           1999          1998
                                                   -----------   -----------   -----------    -----------

          Rental revenue (note 4)                   $1,656,746    $1,976,679    $3,401,529    $ 3,984,355
          Less:
          Rental equipment operating expenses          496,742       395,740       930,044        818,119
          Base management fees                         110,073       133,525       230,304        272,495
          Reimbursed administrative expenses            97,078       100,179       191,911        238,338
                                                    ----------    ----------    ----------    -----------
                                                    $  952,853    $1,347,235    $2,049,270    $ 2,655,403
                                                    ==========    ==========    ==========    ===========

(4)  Operating Segment

     The Financial Accounting Standards Board has issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

     The Partnership derives its revenues from owning and leasing marine cargo containers. As of June 30, 1999, the Partnership operated 8,467 twenty-foot, 3,522 forty-foot and 97 forty-foot high-cube marine dry cargo containers, as well as 453 twenty-foot and 339 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 1999 and 1998 was as follows:



                                                      Three Months Ended           Six Months Ended
                                                   -------------------------   --------------------------
                                                      June 30,    June 30,      June 30,       June 30,
                                                        1999        1998          1999           1998
                                                   -----------   -----------   -----------    -----------

          Dry cargo containers                      $1,043,163    $1,336,843    $2,192,516     $2,720,080
          Refrigerated containers                      613,583       639,836     1,209,013      1,264,275
                                                    ----------    ----------    ----------     ----------
          Total                                     $1,656,746    $1,976,679    $3,401,529     $3,984,355
                                                    ==========    ==========    ==========     ==========

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


1) Material changes in financial condition between June 30, 1999 and December 31, 1998.

     At June 30, 1999, the Registrant had $1,538,988 in cash and cash equivalents, an increase of $319,845 from the December 31, 1998 cash balances. During the first six months of 1999, the Registrant expended $373,244 of cash generated from equipment sales to purchase additional containers. At June 30, 1999, the Registrant had approximately $125,000 in cash generated from equipment sales reserved as part of its cash balances. Throughout the remainder of 1999, the Registrant expects to continue using cash generated from equipment sales to purchase and replace containers which have been lost or damaged beyond repair.

     The Registrant's cash distribution from operations for the second quarter of 1999 was 7.0% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter 1999. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     The sentiment with respect to the container industry's slump over the past two years has turned more favorable in recent months as evidence suggests a turnaround is underway with respect to Asia's economic crisis. In recent months, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be stabilizing. In addition, intra-Asian trade, which also has stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance. In spite of the reduced redelivery of on-hire equipment by the ocean carriers, per-diem rental rates, which declined sharply over the past two years, have continued to soften as a result of competitive market conditions, decreased demand and high inventories.

     The Registrant continues to take advantage of its strong marketing resources in order to seek out leasing opportunities during this period in which seasonal factors are also influencing the increased demand. At the same time, it has identified specific strategies intended to strengthen on-hire volumes and enhance utilization of the container fleet. The short-term objective is to improve utilization by offering greater leasing incentives and actively moving surplus, off-hire equipment to higher-demand locations. While this short-term strategy will increase repositioning expenses, it may also minimize those expenses related to handling and storing off-hire containers. These measures will also provide the longer-term advantage of placing the containers where the demand is greatest.

2) Material changes in the results of operations between the three and six-month periods ended June 30, 1999 and the three and six-month periods ended June 30, 1998.

     Net lease revenue for the three and six-month periods ended June 30, 1999 was $952,853 and $2,049,270, respectively, a decrease of approximately 29% and 23% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 1999 was $1,656,746 and $3,401,529, respectively, reflecting a decline of 16% and 15% from the same respective periods in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and utilization levels. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 1999 declined approximately 7% and 5%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 1999 declined approximately 8% and 7%, respectively when compared to the same periods in the prior year.

     The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 1999 and 1998 were as follows:




                                                        Three Months Ended       Six Months Ended
                                                      ---------------------    ---------------------
                                                       June 30,   June 30,      June 30,    June 30,
                                                         1999       1998         1999         1998
                                                      ---------   ---------    ---------    --------
       Average fleet size (measured in
         twenty-foot equivalent units (TEU))
            Dry cargo containers                      15,719      15,577        15,666      15,591
            Refrigerated containers                    1,132       1,132         1,132       1,132
       Average Utilization
            Dry cargo containers                          67%         79%           67%         79%
            Refrigerated containers                       86%         79%           86%         80%


     Rental equipment operating expenses were 30% and 27%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1999, as compared to 20% and 21%, respectively, of the Registrant's gross lease revenue during the three and six-month periods ended June 30, 1998. These changes were largely attributable to an increase in costs associated with lower utilization levels, including handling and storage.

     The Registrant disposed of 20 twenty-foot and five forty-foot dry cargo containers as well as one twenty foot marine refrigerated cargo container during the second quarter of 1999, as compared to 11 twenty-foot and two forty-foot dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

     Year 2000

     The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting finance. The Leasing Company's computer systems have undergone modifications in order to render the systems ready for the Year 2000. The Leasing Company has completed a detailed inventory of all software and hardware systems and has identified all components that need to be modified. The Leasing Company has completed all the necessary changes and testing in a dedicated Year 2000 environment. The Leasing Company anticipates that all compliant code will be live by the end of August 1999. The Leasing Company has contacted all of its critical business suppliers and has been advised that their systems are Year 2000 compliant. The Leasing Company has also confirmed the compliance of its suppliers' products through its own extensive testing. Expenses associated with addressing Year 2000 issues are being recognized as incurred. Management has not yet assessed the Year 2000 compliance expense but does not anticipate the costs incurred to date or to be incurred in the future by the Leasing Company and its affiliates to be in excess of $500,000. None of the costs incurred with respect to Year 2000 compliance will be borne by the Registrant. The Leasing Company believes it will be able to resolve any major Year 2000 issues. The Leasing Company is aware of the implications of a Year 2000 computer system failure and is currently in the process of developing its contingency plans. While management believes the possibility of a Year 2000 system failure to be remote, if the Leasing Company's internal systems or those of its critical business suppliers fail, the Leasing Company's consolidated financial position, liquidity or results of operations may be adversely affected.

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


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          As the Registrant has previously reported, in February 1997, its former outside auditors, Arthur Andersen LLP ("Arthur Andersen"), resigned as auditors to The Cronos Group (the "Parent Company"), its subsidiaries, and all other entities affiliated with the Parent Company, including the Registrant. The Parent Company is the indirect corporate parent of CCC, the managing general partner of the Registrant. CCC does not believe, based upon the information currently available to it, that Arthur Andersen's resignation was triggered by any concern over the accounting policies and procedures followed by the Registrant.

          Arthur Andersen's reports on the financial statements of CCC and the Registrant, for years preceding 1996, had not contained an adverse opinion or a disclaimer of opinion, nor were any such reports qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the Registrant's fiscal year ended December 31, 1995, and the subsequent interim period preceding Arthur Andersen's resignation, there were no disagreements between CCC or the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

          In connection with its resignation, Arthur Andersen prepared a report pursuant to Section 10A of the Securities Exchange Act of 1934, as amended, for filing by the Parent Company with the Securities and Exchange Commission ("SEC"). As a result of the Arthur Andersen report, the SEC commenced an investigation of the Parent Company on February 10, 1997. The purpose of the investigation has been to determine whether the Parent Company and persons associated with the Parent Company violated the federal securities laws administered by the SEC. The Registrant does not believe that the focus of the SEC's investigation is upon the Registrant or CCC.

          Current management of the Parent Company has been in discussions with the staff of the SEC with a view to settling the investigation. The Parent Company is hopeful of reaching a settlement of the investigation by the end of 1999.


Item 3.   Defaults Upon Senior Securities

          See Item 5. Other Information.


Item 5.   Other Information

          In 1993, the Parent Company negotiated a credit facility with several banks for the use by the Parent Company and its subsidiaries, including CCC. At December 31, 1998, approximately $33,110,000 in principal indebtedness was outstanding under that credit facility (none of which had been borrowed by the Registrant). As a party to that credit facility, CCC was jointly and severally liable for the repayment of all principal and interest owed under the credit facility. On August 2, 1999, all outstanding amounts under the credit facility were repaid through the establishment of a new credit facility with two financial institutions. CCC is not a party to the new loan agreement. The Parent Company has guaranteed up to $10 million of amounts borrowed under the new credit facility and, as partial security for this guarantee, the Parent Company has pledged all of the capital stock held by it in Cronos Holding/Investments (U.S.), Inc., a Delaware corporation that, in turn, owns all of the outstanding capital stock of CCC.

          The Registrant is not a borrower under the new credit facility established by the Parent Company, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the new credit facility.

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

       Exhibit
         No.                             Description                                        Method of Filing
       -------   ---------------------------------------------------------------       ------------------------
         3(a)    Limited Partnership Agreement of the Registrant, amended              *
                 and restated as of December 2, 1992

         3(b)    Certificate of Limited Partnership of the Registrant                  **

         10      Form of Leasing Agent Agreement with Cronos Containers                ***
                 Limited

         27      Financial Data Schedule                                               Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1999.













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




Date:  August 16, 1999

                                  EXHIBIT INDEX


       Exhibit
         No.                             Description                                        Method of Filing
       -------   ---------------------------------------------------------------       ------------------------
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