Form 10-K
period 1999-12-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2000-03-30
CIK 891332

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996].

                   For the fiscal year ended December 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

               For the transition period from _______ to _______.

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
                                                            ===========            =====

   The general partner of the Registrant is Cronos Capital Corp. ("CCC"), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg ("the Parent Company") and are collectively referred to as the "Group". The activities of the container division of the Group are managed through the Group's subsidiary in the United Kingdom, Cronos Containers Limited ("the Leasing Company"). The Leasing Company manages the leasing operations of all equipment owned by the Group on its behalf or managed on behalf of other third-party container owners, including all other programs organized by CCC.

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

   (b) Financial Information About Industry Segments

   The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise's chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The Leasing Company's management operates the Registrant's container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

   The Registrant derives revenues from dry cargo containers and refrigerated containers. As of December 31, 1999, the Registrant operated 8,442 twenty-foot, 3,515 forty-foot and 169 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 329 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the years ended December 31, 1999, 1998 and 1997 follows:

                                                1999          1998          1997
                                             ----------    ----------    ----------
         Dry cargo containers                $4,354,657    $5,296,071    $5,778,521
         Refrigerated containers              2,346,272     2,419,678     2,459,937
                                             ----------    ----------    ----------
         Total                               $6,700,929    $7,715,749    $8,238,458
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

   No single sub-lessee of the Leasing Company contributed more than 10% of the Registrant's rental revenue earned during 1999, 1998 and 1997.

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

   Standard dry cargo containers are rectangular boxes with no moving parts, other than doors, and are typically made of steel or aluminum. They are constructed to carry a wide variety of cargos ranging from heavy industrial raw materials to light-weight finished goods. Specialized containers include, among others, refrigerated containers for the transport of temperature-sensitive goods and tank containers for the carriage of liquid cargo. Dry cargo containers currently constitute approximately 87% (in TEU) of the worldwide container fleet. Refrigerated and tank containers currently constitute approximately 8% (in TEU) of the worldwide container fleet, with other specialized containers constituting the remainder.

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

   The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth during the last twenty-five years, resulting in increased demand for containerization. The world's container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 13 million TEU by mid-1999.

   BENEFITS OF LEASING

   Leasing companies own approximately 46% of the world's container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

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

   TYPES OF LEASES

   The Registrant's containers are leased primarily to shipping lines operating in major trade routes (see Item 1(d)). Most if not all of the Registrant's marine dry cargo containers are leased pursuant to operating leases, primarily master leases, where the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Registrant's containers may be leased pursuant to term leases, which may have durations of less than one year to five years. The Registrant's specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment makes it more expensive to redeliver and lease out.

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

   - Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, with most extending from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment is not returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower rates than master leases. Ocean carriers use long-term leases when they have a need for an identified number of containers for a specified term. Short-term lease agreements have a duration of less than one year and include one-way, repositioning and round-trip leases. They differ from master leases in that they define the number and the term of the containers to be leased. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage.

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

   CUSTOMERS

   The Registrant is not dependent upon any particular customer or group of customers of the Leasing Company and none of those customers account for more than 10% of the Registrant's revenue. The Registrant's customers are billed and pay in United States dollars. The Leasing Company sets maximum credit limits for the Registrant's customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Company continually tracks its credit exposure to each customer. The Leasing Company's credit committee meets quarterly to analyze the performance of the Registrant's customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Company uses specialist third party credit information services and reports prepared by local staff to assess credit applications.

   FLEET PROFILE

   The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed ISO standards and designed to minimize repair and operating costs.

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

     As of December 31, 1999, the Registrant owned 8,442 twenty-foot, 3,515 forty-foot and 169 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 329 forty-foot marine refrigerated cargo containers. The following table sets forth the number of containers on lease, by container type and lease type as of December 31, 1999:


                                                        Number of
                                                      Containers on
                                                          Lease
                                                      -------------
      20-Foot Dry Cargo Containers:
         Term Leases                                        945
         Master Leases                                    5,499
                                                          -----
              Total on lease                              6,444
                                                          =====
      40-Foot Dry Cargo Containers:
         Term Leases                                        436
         Master Leases                                    2,108
                                                          -----
              Total on lease                              2,544
                                                          =====
      40-Foot High-Cube Dry Cargo Containers:
         Term Leases                                         10
         Master Leases                                       62
                                                          -----
              Total on lease                                 72
                                                          =====
      20-Foot Refrigerated Cargo Containers:
         Term Leases                                        148
         Master Leases                                      287
                                                          -----
              Total on lease                                435
                                                          =====
      40-Foot Refrigerated Cargo Containers:
         Term Leases                                        155
         Master Leases                                      131
                                                          -----
              Total on lease                                286
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

   OPERATIONS

   The Registrant's container leasing and marketing operations are conducted through the Leasing Company in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco, California; Iselin, New Jersey; Hamburg; Antwerp; Genoa; Gothenburg, Sweden; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai and Madras, India.

   The Leasing Company also maintains agency relationships with over 25 independent agents around the world, to whom it pays commissions based upon the amount of revenues they generate in the region or the number of containers that are leased from their area on behalf of the Registrant. The agents are located in jurisdictions where the volume of the Leasing Company's business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. These agents provide marketing support to the area offices covering the region, together with limited operational support.

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

   The Leasing Company's global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Registrant's fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the master lease market effectively. This system is an integral part of the Leasing Company's service, as it processes information received from the various offices, generates billings to the Registrant's lessees and produces a wide range of reports on all aspects of the Registrant's leasing activities. The system records the life history of each container, including the length of time on and off lease and repair costs. It also traces port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.

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

   (c)(1)(ii)  Inapplicable.

   (c)(1)(iii) Inapplicable.

   (c)(1)(iv)  Inapplicable.

   (c)(1)(v) The Registrant's containers are leased globally; therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject, include fluctuations in general business conditions and fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

   (c)(1)(vi) The Registrant established a working capital reserve of approximately 1% of subscription proceeds raised. In addition, the Registrant may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.

   Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. However, payment is normally received within 45-100 days of billing. Past due penalties are not customarily collected from lessees and, accordingly, are not generally levied by the Leasing Company against lessees of the Registrant's containers.

   (c)(1)(vii) For the year ended December 31, 1999, no single sub-lessee of the Leasing Company accounted for 10% or more of the Registrant's rental income. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

   The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business, including Transamerica Leasing, GE-Seaco, Textainer Corp., Triton Container International Ltd. and others. In a series of recent consolidations, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. The Leasing Company believes that the current trend toward consolidation in the container leasing industry will continue, making economies of scale, worldwide operations, diversity, size of fleet and financial strength increasingly important to the successful operation of a container leasing business. Additionally, as containerization grows, customers may demand more flexibility from leasing companies regarding per-diem rates, pick-up and drop-off locations, availability of containers and other terms. Some of the Leasing Company's competitors may have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates. In the Leasing Company's experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier.

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

   (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. CCC has 16 employees, consisting of 4 officers, 4 other managers and 8 clerical and staff personnel.

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

Item 2. Properties

   As of December 31, 1999, the Registrant owned 8,442 twenty-foot, 3,515 forty-foot and 169 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 329 forty-foot refrigerated cargo containers, suitable for transporting cargo by rail, sea or highway. The average useful life and manufacturers' invoice cost of the Registrant's fleet as of December 31, 1999 were as follows:


                                                  Estimated
                                                 Useful Life      Average Age      Average Cost
                                                 -----------      -----------      ------------
      20-Foot Dry Cargo Containers                10-15 years        7 years         $ 2,464

      40-Foot Dry Cargo Containers                10-15 years        7 years         $ 4,170

      40-Foot High-Cube Dry Cargo Containers      10-15 years        7 years         $ 3,918

      20-Foot Refrigerated Cargo Containers       10-15 years        7 years         $19,659

      40-Foot Refrigerated Cargo Containers       10-15 years        7 years         $23,960

   Utilization by lessees of the Registrant's containers fluctuates over time depending on the supply of and demand for containers in the Registrant's inventory locations. During 1999, utilization of the dry cargo and refrigerated container fleet averaged 69% and 84%, respectively.

   During 1999, the Registrant disposed of 61 twenty-foot and 23 forty-foot marine dry cargo containers, as well as 10 forty-foot refrigerated cargo containers at an average book loss of $46 per container.

Item 3. Legal Proceedings

   On November 15, 1999, the Parent Company consented to the entry by the Securities and Exchange Commission ( the "SEC") of an administrative cease and desist order (the "Order"). The Parent Company is the indirect corporate parent of CCC, the general partner of the Partnership. Without admitting or denying the findings made by the SEC in the Order, the Parent Company agreed to cease and desist from committing or causing any future violation of certain anti-fraud, reporting, and recordkeeping provisions of the federal securities laws. The SEC's investigation of the Parent Company began in February, 1997 and was triggered by the actions of a former chairman, Stefan M. Palatin. The Parent Company's Board removed Mr. Palatin as CEO in May, 1998 and, in July 1998, Mr. Palatin resigned from the Board. While Mr. Palatin is no longer an officer or director of the Parent Company, he continues to control approximately 20% of the outstanding common shares of the Parent Company. The Partnership does not believe that the focus of the SEC's investigation was upon the Partnership or CCC.

   The SEC made certain findings by its Order. Among them, the SEC found that the Parent Company, under the domination and control of Mr. Palatin, misrepresented, through affirmative misstatements and omissions in its public statements and filings with the SEC, transactions it had with Mr. Palatin for the period from December, 1995 through 1997. The Parent Company neither admitted nor denied the findings made by the SEC.

   While the Order did not impose any fine or penalty against the Parent Company, the Parent Company is unable to predict what impact, if any, it will have on future business or whether it will lead to future litigation involving the Parent Company. Under the Order, the Parent Company has designated an agent for service of process with respect to any proceedings instituted by the SEC to enforce the Order or with respect to any future investigation of the Parent Company by the SEC. In addition, the entry of the Order precludes the Parent Company and persons acting on its behalf from relying upon certain protections according to forward-looking statements by the Securities Act of 1933 and the Securities Exchange Act of 1934 through November 14, 2002.

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

   (a)(1)(ii)  Inapplicable.

   (a)(1)(iii) Inapplicable.

   (a)(1)(iv)  Inapplicable.

   (a)(1)(v)   Inapplicable.

   (a)(2)      Inapplicable.

   (b)         Holders

                                                                           Number of Unit Holders
   (b)(1)       Title of Class                                            as of December 31, 1999
                --------------                                            -----------------------
                Units of limited partnership interests                             4,140

   (c)  Dividends

   Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, "Selected Financial Data."

Item 6. Selected Financial Data


                                                               Year Ended December 31,
                                        -----------------------------------------------------------------------
                                           1999           1998           1997           1996           1995
                                        -----------    -----------    -----------    -----------    -----------
    Net lease revenue                   $ 4,011,372    $ 4,826,207    $ 5,372,706    $ 6,755,171    $ 8,153,170

    Net income                          $   878,989    $ 1,740,032    $ 2,285,497    $ 3,742,316    $ 5,090,565

    Net income per unit of
        limited partnership interest    $      0.23    $      0.50    $      0.68    $      1.14    $      1.58

    Cash distributions per unit of
        limited partnership interest    $      1.40    $      1.57    $      1.70    $      2.14    $      2.30

    At year-end:

    Total assets                        $35,409,876    $38,928,811    $42,110,277    $45,165,211    $48,703,241

    Partners' capital                   $35,409,876    $38,928,811    $42,110,277    $45,165,211    $48,150,681

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

   At December 31, 1999, the Registrant had $1,019,220 in cash and cash equivalents, a decrease of $839,613 and $557,499, respectively, from the cash balances at December 31, 1998 and December 31, 1997.

   Cash distributions from operations are allocated 5% to the general partner and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to the general partner and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to the general partner and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership Agreement. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and compensation to the general partner.

   From inception through February 29, 2000, the Registrant has distributed $35,394,100 in cash from operations to its limited partners, or 59% of the limited partners' original invested capital. Distributions are paid monthly based primarily on each quarter's cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

RESULTS OF OPERATIONS

1999 - 1998

   During the year, economic reforms in Asia, as well as in Latin America, have begun to produce gradual improvement in terms of world trade, and there are preliminary indications that containerized trade volumes from North America and Europe to Asia, in particular, may be increasing. Intra-Asia trade, which also had stagnated since the Asia financial crisis began nearly two years ago, has shown increased activity in recent months. These favorable signs, however, have yet to produce any significant positive impact on the Registrant's operating performance.

   The primary component of the Registrant's results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from rental revenues billed by the Leasing Company from the leasing of the Registrant's containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant's fleet. Net lease revenue for 1999 declined by approximately 17%, when compared to 1998.

   Gross rental revenue, a component of net lease revenue, decreased from $7,715,749 in 1998 to $6,700,929 in 1999. The Registrant's dry and refrigerated cargo container utilization rates fluctuated from averages of 76% and 80% during 1998, to averages of 69% and 84% during 1999, respectively. Dry cargo and refrigerated container per-diem rental rates declined 9% and 8%, respectively, from 1998 levels. The Registrant's average fleet size (as measured in twenty-foot equivalent units ("TEU")) was 16,822 TEU in 1999, as compared to 16,700 TEU in 1998.

   Rental equipment operating expenses were approximately 28% of rental revenue during 1999 as compared to 25% during 1998. Base management fees, dependent on the operating performance of the fleet, declined $65,626, or approximately 13% during 1999 when compared to 1998.

   The Registrant disposed of 61 twenty-foot and 23 forty-foot marine dry cargo containers, as well as 10 forty-foot refrigerated cargo containers during 1999, as compared to 62 twenty-foot, 19 forty-foot and one forty-foot high-cube marine dry cargo container during 1998. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain on container disposals.

1998 - 1997

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

THE CRONOS GROUP'S CREDIT FACILITY

   In March 1999, the Parent Company agreed to a fourth amendment to a credit facility (the "Credit Facility"), under which the final maturity date was extended to September 30, 1999. The balance outstanding on the Credit Facility was $33,110,000 at December 31, 1998. Under the third amendment to this Credit Facility, the Parent Company had failed to make principal payments totaling $33,110,000, when due, on repayment dates in September 1998 and January 1999. This Credit Facility was refinanced in August 1999, as discussed below.

   On August 2, 1999, the Parent Company refinanced approximately $47,800,000 of its short-term and other indebtedness by establishing a loan facility (the "Loan Facility") with MeesPierson N.V., a Dutch financial institution, as agent for itself and First Union National Bank (collectively, the "Lenders"). The borrower under the Loan Facility was Cronos Finance (Bermuda) Limited ("Cronos Finance"), a newly-organized, wholly-owned, special purpose subsidiary of the Parent Company. Cronos Finance borrowed $50,000,000 under the Loan Facility for the purpose of acquiring containers from three other direct or indirect wholly-owned subsidiaries (the "Sellers") of the Parent Company and paying certain fees associated with the establishment of the Loan Facility and the fees of certain former lenders. The Sellers utilized the cash proceeds from the sale of the containers to Cronos Finance to repay $47,800,000 in principal due by the Sellers to eight different creditors or groups of creditors of the Parent Company, including all indebtedness owed to the Credit Facility.

   The Registrant was not a borrower under the Credit Facility or the Loan Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under the Credit Facility or the Loan Facility.

YEAR 2000

   The Registrant relies upon the financial and operational systems provided by the Leasing Company and its affiliates, as well as the systems provided by other independent third parties to service the three primary areas of its business: investor processing/maintenance; container leasing/asset tracking; and accounting/finance. Neither the Registrant nor the Leasing Company experienced nor do they currently anticipate any material adverse effects on the Registrant's business, results of operations or financial condition as a result of Year 2000 issues involving internal use systems, third party products or any of their software products. Costs incurred in preparing for Year 2000 issues were expensed as incurred. Neither the Registrant nor the Leasing Company anticipate any additional material costs in connection with Year 2000 uncertainties. Pursuant to the Limited Partnership Agreement, CCC or the Leasing Company, may not seek reimbursement of data processing costs associated with the Year 2000 program.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

   Inapplicable

Item 8. Financial Statements and Supplementary Data

                          INDEPENDENT AUDITORS' REPORT


The Partners
Cronos Global Income Fund XIV, L.P.

We have audited the accompanying balance sheet of Cronos Global Income Fund XIV, L.P. (the "Partnership") as of December 31, 1999, and the related statements of operations, partners' capital, and cash flows for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, CA
February 25, 2000

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


The Partners
Cronos Global Income Fund XIV, L.P.

We have audited the accompanying balance sheet of Cronos Global Income Fund XIV, L.P., as of December 31, 1998, and the related statements of operations, partners' capital, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cronos Global Income Fund XIV, L.P., as of December 31, 1998, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                        /s/ Moore Stephens, P.C.
                                        Certified Public Accountants
New York, New York
March 5, 1999

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                           DECEMBER 31, 1999 AND 1998

                                                                      1999             1998
                                                                  ------------     ------------
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,019,120 in 1999 and
      $1,858,733 in 1998 in interest-bearing accounts (note 3)    $  1,019,220     $  1,858,833
   Net lease receivables due from Leasing Company
      (notes 1 and 4)                                                  914,603          830,947
                                                                  ------------     ------------
         Total current assets                                        1,933,823        2,689,780
                                                                  ------------     ------------

Container rental equipment, at cost                                 53,013,739       52,861,434
   Less accumulated depreciation (note 1)                           19,537,686       16,622,403
                                                                  ------------     ------------
      Net container rental equipment                                33,476,053       36,239,031
                                                                  ------------     ------------
         Total assets                                             $ 35,409,876     $ 38,928,811
                                                                  ============     ============
            Partners' Capital

Partners' capital (deficit):
   General partner                                                $    (37,894)    $     (2,748)
   Limited partners (note 8)                                        35,447,770       38,931,559
                                                                  ------------     ------------

         Total partners' capital                                  $ 35,409,876     $ 38,928,811
                                                                  ============     ============

The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                     1999           1998          1997
                                                  ----------     ----------    ----------
Net lease revenue (notes 1 and 6)                 $4,011,372     $4,826,207    $5,372,706

Other operating expenses:
  Depreciation and amortization (note 1)           3,091,239      3,093,356     3,121,351
  Other general and administrative expenses          106,655        114,231       106,576
                                                  ----------     ----------    ----------
                                                   3,197,894      3,207,587     3,227,927
                                                  ----------     ----------    ----------

    Income from operations                           813,478      1,618,620     2,144,779

Other income:
  Interest income                                     69,842         92,444        71,344
  Net gain (loss) on disposal of equipment            (4,331)        28,968        69,374
                                                  ----------     ----------    ----------
                                                      65,511        121,412       140,718
                                                  ----------     ----------    ----------
    Net income                                    $  878,989     $1,740,032    $2,285,497
                                                  ==========     ==========    ==========
Allocation of net income:
  General partner                                 $  184,750     $  242,943    $  266,689
  Limited partners                                   694,239      1,497,089     2,018,808
                                                  ----------     ----------    ----------
                                                  $  878,989     $1,740,032    $2,285,497
                                                  ==========     ==========    ==========
Limited partners' per unit share of net income    $     0.23     $     0.50    $     0.68
                                                  ==========     ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                         STATEMENTS OF PARTNERS' CAPITAL

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                      Limited         General
                                      Partners        Partner          Total
                                    ------------     ---------     ------------
Balances at December 31, 1996       $ 45,164,408     $     803     $ 45,165,211

Net income                             2,018,808       266,689        2,285,497

Cash distributions                    (5,073,328)     (267,103)      (5,340,431)
                                    ------------     ---------     ------------
Balances at December 31, 1997         42,109,888           389       42,110,277

Net income                             1,497,089       242,943        1,740,032

Cash distributions                    (4,675,418)     (246,080)      (4,921,498)
                                    ------------     ---------     ------------
Balances at December 31, 1998         38,931,559        (2,748)      38,928,811

Net income                               694,239       184,750          878,989

Cash distributions                    (4,178,028)     (219,896)      (4,397,924)
                                    ------------     ---------     ------------
Balances at December 31, 1999       $ 35,447,770     $ (37,894)    $ 35,409,876
                                    ============     =========     ============

The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                           1999            1998            1997
                                                        -----------     -----------     -----------
Cash flows from operating activities:
   Net income                                           $   878,989     $ 1,740,032     $ 2,285,497
   Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                    3,091,239       3,093,356       3,121,351
         Net (gain) loss on disposal of equipment             4,331         (28,968)        (69,374)
         Decrease (increase) in net lease
          receivables due from Leasing Company              (91,750)        173,016          75,555
                                                        -----------     -----------     -----------
           Total adjustments                              3,003,820       3,237,404       3,127,532
                                                        -----------     -----------     -----------
           Net cash provided by operating activities      3,882,809       4,977,436       5,413,029
                                                        -----------     -----------     -----------
Cash flows from (used in) investing activities:
   Proceeds from sale of container rental equipment         236,234         226,176         364,813
   Purchases of container rental equipment                 (534,030)             --        (563,044)
   Acquisition fees paid to general partner                 (26,702)             --         (28,152)
                                                        -----------     -----------     -----------
           Net cash provided by (used in) investing
           activities                                      (324,498)        226,176        (226,383)
                                                        -----------     -----------     -----------
Cash flows used in financing activities
   Distributions to partners                             (4,397,924)     (4,921,498)     (5,340,431)
                                                        -----------     -----------     -----------
Net increase (decrease) in cash and cash equivalents       (839,613)        282,114        (153,785)

Cash and cash equivalents at beginning of year            1,858,833       1,576,719       1,730,504
                                                        -----------     -----------     -----------
Cash and cash equivalents at end of year                $ 1,019,220     $ 1,858,833     $ 1,576,719
                                                        ===========     ===========     ===========

   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997


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

         Cronos Capital Corp. ("CCC") is the general partner and, with its affiliate Cronos Containers Limited (the "Leasing Company"), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2012, unless sooner terminated upon the occurrence of certain events.

         The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. The Partnership offered 4,250,000 units of limited partnership interests at $20 per unit, or $85,000,000. The offering terminated on November 30, 1993, at which time 2,984,309 limited partnership units had been sold.

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

         The financial statements are prepared in conformity with accounting principles generally accepted in the United States (GAAP), which requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (e) Allocation of Net Income and Partnership Distributions

         Net income have been allocated between general and limited partners in accordance with the Partnership Agreement.

         Actual cash distributions differ from the allocations of net income between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to the general partner. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to the general partner. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to the general partner. Cash distributions for the first 10% are charged to partners' capital. Cash distributions from operations to the general partner in excess of 5% of distributable cash will be considered an incentive fee and will be recorded as compensation to the general partner.

     (f) Acquisition Fees

         Pursuant to the Partnership Agreement, acquisition fees paid to CCC are based on 5% of the equipment purchase price. These fees are capitalized and included in the cost of the container rental equipment. The fees are payable in two or more installments commencing in the year of purchase.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

     (g) Container Rental Equipment

         In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. There were no reductions to the carrying value of container rental equipment during 1999, 1998, and 1997.

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

     (i) Financial Statement Presentation

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

     The Partnership derives revenues from dry cargo containers and refrigerated containers. As of December 31, 1999, the Partnership owned 8,442 twenty-foot, 3,515 forty-foot and 169 forty-foot high-cube marine dry cargo containers, as well as 454 twenty-foot and 329 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the years ended December 31, 1999, 1998 and 1997 follows:

                                                 1999          1998          1997
                                              ----------    ----------    ----------
            Dry cargo containers              $4,354,657    $5,296,071    $5,778,521
            Refrigerated containers            2,346,272     2,419,678     2,459,937
                                              ----------    ----------    ----------
            Total                             $6,700,929    $7,715,749    $8,238,458
                                              ==========    ==========    ==========

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                           NOTES TO FINANCIAL STATEMENTS


(2)  Operating Segment (continued)

     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

     No single sub-lessee of the Leasing Company contributed more than 10% of the Partnership's rental revenue earned during 1999, 1998 and 1997.

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

(4)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at December 31, 1999 and December 31, 1998 were as follows:

                                                                December 31,     December 31,
                                                                    1999             1998
                                                                ------------     ------------
            Gross lease receivables                              $1,820,401       $1,886,232
            Less:
            Direct operating payables and accrued expenses          369,952          469,817
            Damage protection reserve (note 5)                       85,575          131,662
            Base management fees payable                            176,504          169,002
            Reimbursed administrative expenses                       33,959           31,660
            Allowance for doubtful accounts                         239,808          253,144
                                                                 ----------       ----------
            Net lease receivables                                $  914,603       $  830,947
                                                                 ==========       ==========

(5)  Damage Protection Plan

     The Leasing Company offers a repair service to several lessees of the Partnership's containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. An accrual has been recorded to provide for the estimated costs incurred by this service. This accrual is a component of net lease receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                           NOTES TO FINANCIAL STATEMENTS

(6)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 1999, 1998 and 1997 was as follows:

                                                               1999          1998          1997
                                                            ----------    ----------    ----------
            Rental revenue                                  $6,700,929    $7,715,749    $8,238,458
            Less:
            Rental equipment operating expenses              1,865,442     1,895,367     1,862,416
            Base management fees (note 7)                      457,003       522,629       571,758
            Reimbursed administrative expenses (note 7):
                 Salaries                                      192,150       224,637       198,963
                 Other payroll related expenses                 32,813        38,819        36,708
                 General and administrative expenses           142,149       208,090       195,907
                                                            ----------    ----------    ----------
                                                            $4,011,372    $4,826,207    $5,372,706
                                                            ==========    ==========    ==========

(7)  Compensation to General Partner and its Affiliates

     Base management fees are equal to 7% of gross lease revenues attributable to operating leases pursuant to the Partnership Agreement. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Partnership Agreement. The following compensation was paid or will be paid by the Partnership to CCC or its affiliates:

                                                      1999         1998          1997
                                                    --------    ----------    ----------
        Base management fees                        $457,003    $  522,629    $  571,758
        Reimbursed administrative expenses           367,112       471,546       431,578
        Acquisition fees                                  --            --        28,152
                                                    --------    ----------    ----------
                                                    $824,115    $  994,175    $1,031,488
                                                    ========    ==========    ==========

(8)  Limited Partners' Capital

     The limited partners' per unit share of capital at December 31, 1999, 1998 and 1997 was $12, $13 and $14, respectively. This is calculated by dividing the limited partners' capital at the end of the year by 2,984,309, the total number of limited partnership units.

(9)  The Cronos Group

     In March 1999, the Parent Company agreed to a fourth amendment to a credit facility (the "Credit Facility"), under which the final maturity date was extended to September 30, 1999. The balance outstanding on the Credit Facility was $33,110,000 at December 31, 1998. Under the third amendment to this Credit Facility, the Parent Company had failed to make principal payments totaling $33,110,000, when due, on repayment dates in September 1998 and January 1999. This Credit Facility was refinanced in August 1999, as discussed below.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                           NOTES TO FINANCIAL STATEMENTS


(9)  The Cronos Group (continued)

     On August 2, 1999, the Parent Company refinanced approximately $47,800,000 of its short-term and other indebtedness by establishing a loan facility (the "Loan Facility") with MeesPierson N.V., a Dutch financial institution, as agent for itself and First Union National Bank (collectively, the "Lenders"). The borrower under the Loan Facility was Cronos Finance (Bermuda) Limited ("Cronos Finance"), a newly-organized, wholly-owned, special purpose subsidiary of the Parent Company. Cronos Finance borrowed $50,000,000 under the Loan Facility for the purpose of acquiring containers from three other direct or indirect wholly-owned subsidiaries (the "Sellers") of the Parent Company and paying certain fees associated with the establishment of the Loan Facility and the fees of certain former lenders. The Sellers utilized the cash proceeds from the sale of the containers to Cronos Finance to repay $47,800,000 in principal due by the Sellers to eight different creditors or groups of creditors of the Parent Company, including all indebtedness owed to the Credit Facility.

     The Registrant was not a borrower under the Credit Facility or the Loan Facility, and neither the containers nor the other assets of the Registrant have been pledged as collateral under Credit Facility or the Loan Facility.

                            ************************

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Inapplicable.

                                     PART III

Item 10. Directors and Executive Officers of the Registrant

   The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at March 30, 2000, are as follows:

             Name                                      Office
             ----                                      ------
        Dennis J. Tietz        President, Chief Executive Officer, and Director
        Peter J. Younger       Treasurer, Principal Accounting Officer, and Director
        Elinor A. Wexler       Vice President/Administration and Secretary, and Director
        John P. McDonald       Vice President/Sales, and Director
        John M. Foy            Director

   DENNIS J. TIETZ Mr. Tietz, 47, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group, indirect corporate parent of CCC, in December 1998 and elected Chairman of the Board in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC's investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

   Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

   PETER J. YOUNGER Mr. Younger, 43, was elected Treasurer and Principal Accounting Officer in 1998. Mr. Younger joined the Board of Directors of CCC in June 1997. See key management personnel of the Leasing Company for further information.

   ELINOR A. WEXLER Ms. Wexler, 51, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by the General Partner since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

   Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

   JOHN P. MCDONALD Mr. McDonald, 39, was elected Vice President - National Sales Manager of CCC in August 1992, with responsibility for marketing CCC's investment programs. Mr. McDonald joined the Board of Directors of CCC in October 1997. Since 1988, Mr. McDonald had been Regional Marketing Manager for the Southwestern U.S. From 1983 to 1988, Mr. McDonald held a number of container leasing positions with CCC, the most recent of which was as Area Manager for Belgium and the Netherlands, based in Antwerp.

   Mr. McDonald holds a B.S. degree in Business Administration from Bryant College, Rhode Island. Mr. McDonald is also a Vice President of Cronos Securities Corp.

   JOHN M. FOY Mr. Foy, 54, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

   The key management personnel of the Leasing Company at March 30, 2000, were as follows:

              Name                                Title
              ----                                -----
         Peter J. Younger        Vice President/Chief Financial Officer
         John M. Foy             Vice President/Americas
         Nico Sciacovelli        Vice President/Europe, Middle East and Africa
         John C. Kirby           Vice President/Operations

   PETER J. YOUNGER Mr. Younger, 43, was elected to the Board of Directors of The Cronos Group on January 13, 2000. Mr. Younger will serve as a director until the annual meeting in 2001 and his successor is elected. Mr. Younger was appointed as Executive Vice President of The Cronos Group in April 1999 and its Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance for the Leasing Company, located in the UK. From 1987 to 1991 Mr. Younger served as Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

   JOHN M. FOY Mr. Foy, 54, is directly responsible for the Leasing Company's lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

   NICO SCIACOVELLI Mr. Sciacovelli, 50, was elected Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company's lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

   JOHN C. KIRBY Mr. Kirby, 46, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

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

   The Registrant will not pay or reimburse CCC or the Leasing Company for any remuneration payable by them to their executive officers, directors or any other controlling persons. However, the Registrant will reimburse the general partner and the Leasing Company for certain services pursuant to the Partnership Agreement. These services include but are not limited to (i) salaries and related salary expenses for services which could be performed directly for the Registrant by independent parties, such as legal, accounting, transfer agent, data processing, operations, communications, duplicating and other such services; and (ii) performing administrative services necessary to the prudent operations of the Registrant.

   The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company ("CCL") for the year ended December 31, 1999.

                                                                               Cash Fees and
       Name                               Description                          Distributions
       ----                               -----------                          -------------
1)                Base management fees - equal to 7% of gross lease
                  revenues attributable to operating leases pursuant to
                  Section 4.3 of the Limited Partnership Agreement
       CCL                                                                        $479,663

2)                Reimbursed administrative expenses - equal to the costs
                  expended by CCC and its affiliates for services necessary
                  to the prudent operation of the Registrant pursuant to
       CCC        Section 4.4 of the Limited Partnership Agreement                $ 20,371

       CCL                                                                        $344,441

3)                Interest in Fund - 5% of distributions of distributable
                  cash for any quarter pursuant to Section 6.1 of the
                  Limited Partnership Agreement
       CCC                                                                        $219,896

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

   (c) Changes in Control

   Inapplicable.

Item 13. Certain Relationships and Related Transactions

   (a) Transactions with Management and Others

   The Registrant's only transactions with management and other related parties during 1999 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, "Executive Compensation," herein.

   (b) Certain Business Relationships

   Inapplicable.

   (c) Indebtedness of Management

   Inapplicable.

   (d) Transactions with Promoters

   Inapplicable.

                                     PART IV


Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                                                   Page
                                                                                                   ----
   (a)1. Financial Statements

        Independent Auditors' Report............................................................    15

        Report of Independent Public Accountants................................................    16

   The following financial statements of the Registrant are included in Part II, Item 8:

        Balance Sheets - as of December 31, 1999 and 1998.......................................    17

        Statements of Operations - for the years ended December 31, 1999, 1998 and 1997.........    18

        Statements of Partners' Capital - for the years ended December 31, 1999, 1998 and 1997..    19

        Statements of Cash Flows - for the years ended December 31, 1999, 1998 and 1997.........    20

        Notes to Financial Statements...........................................................    21

   All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

   (a)3. Exhibits

         Exhibit
           No.                                 Description                                               Method of Filing
         -------                               -----------                                           -------------------------
           3(a)        Limited Partnership Agreement of the Registrant, amended and restated          *
                       as of December 2, 1992

           3(b)        Certificate of Limited Partnership of the Registrant                           **

           10          Form of Leasing Agent Agreement with Cronos Containers Limited                 ***

           27          Financial Data Schedule                                                        Filed with this document

   (b)  Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1999.

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

                                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                       By   Cronos Capital Corp.
                                            The General Partner


                                       By   /s/ Dennis J. Tietz
                                            ------------------------------------
                                            Dennis J. Tietz
                                            President and Director of
                                            Cronos Corp. ("CCC")
                                            Principal Executive Officer of CCC

Date:  March 30, 2000

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

            Signature                              Title                            Date
            ---------                              -----                            ----
/s/ Dennis J. Tietz                        President and Director of            March 30, 2000
---------------------------------            Cronos Capital Corp.
Dennis J. Tietz                         ("CCC") (Principal Executive
                                               Officer of CCC)


/s/ Peter J. Younger                      Treasurer and Director of              March 30, 2000
---------------------------------        Cronos Capital Corp. ("CCC")
Peter J. Younger                       (Principal Financial and Accounting
                                                Officer of CCC)

/s/ John P. McDonald                         National Sales Manager
---------------------------------               and Director of                 March 30, 2000
John P. McDonald                              Cronos Capital Corp.

                             SUPPLEMENTAL INFORMATION

   The Registrant's annual report will be furnished to its limited partners on or about April 30, 2000. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

                                  EXHIBIT INDEX

         Exhibit
           No.                                 Description                                               Method of Filing
         -------                               -----------                                           -------------------------
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