Form 10-Q
period 2000-03-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2000-05-15
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from        TO
                                                        --------   --------


                         Commission file number 0-23158

                       CRONOS GLOBAL INCOME FUND XIV, L.P.
             (Exact name of registrant as specified in its charter)


            California                                        94-3163375
  (State or other jurisdiction of                          (I.R.S. Employer
  incorporation or organization)                          Identification No.)


         444 Market Street, 15th Floor, San Francisco, California      94111
                  (Address of principal executive offices)          (Zip Code)

                                 (415) 677-8990
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2000

                                TABLE OF CONTENTS



                                                                                                       PAGE
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Condensed Balance Sheets - March 31, 2000 and December 31, 1999 (unaudited)                    4


         Condensed Statements of Operations for the three months ended March 31, 2000
           and 1999 (unaudited)                                                                         5


         Condensed Statements of Cash Flows for the three months ended March 31, 2000
           and 1999 (unaudited)                                                                         6


         Notes to Condensed Financial Statements (unaudited)                                            7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations         10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                                    11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                              12

                         PART I - FINANCIAL INFORMATION


 Item 1. Financial Statements

         Presented herein are the Registrant's condensed balance sheets as of March 31, 2000 and December 31, 1999, condensed statements of operations for the three months ended March 31, 2000 and 1999, and condensed statements of cash flows for the three months ended March 31, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                                March 31,         December 31,
                                                                                  2000                1999
                                                                              -------------       -------------

                 Assets

Current assets:
   Cash and cash equivalents, includes $1,399,280 at March 31, 2000
      and $1,019,120 at December 31, 1999 in interest-bearing accounts        $   1,399,417       $   1,019,220
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                               644,116             914,603
                                                                              -------------       -------------

         Total current assets                                                     2,043,533           1,933,823
                                                                              -------------       -------------

Container rental equipment, at cost                                              52,805,325          53,013,739
   Less accumulated depreciation                                                 20,214,035          19,537,686
                                                                              -------------       -------------
      Net container rental equipment                                             32,591,290          33,476,053
                                                                              -------------       -------------

         Total assets                                                         $  34,634,823       $  35,409,876
                                                                              =============       =============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                            $     (45,086)      $     (37,894)
   Limited partners                                                              34,679,909          35,447,770
                                                                              -------------       -------------

         Total partners' capital                                              $  34,634,823       $  35,409,876
                                                                              =============       =============


   The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)



                                                         Three Months Ended
                                                    ----------------------------
                                                     March 31,         March 31,
                                                        2000             1999
                                                    -----------      -----------
Net lease revenue (notes 1 and 3)                   $ 1,029,229      $ 1,096,417

Other operating expenses:
  Depreciation                                          774,127          775,096
  Other general and administrative expenses              25,199           27,450
                                                    -----------      -----------
                                                        799,326          802,546
                                                    -----------      -----------

    Income from operations                              229,903          293,871

Other income (loss):
  Interest income                                        15,428           17,879
  Net gain (loss) on disposal of equipment                  564          (15,873)
                                                    -----------      -----------
                                                         15,992            2,006
                                                    -----------      -----------

    Net income                                      $   245,895      $   295,877
                                                    ===========      ===========

Allocation of net income:
  General partner                                   $    43,855      $    47,097
  Limited partners                                      202,040          248,780
                                                    -----------      -----------

                                                    $   245,895      $   295,877
                                                    ===========      ===========

Limited partners' per unit share of net income      $      0.07      $      0.08
                                                    ===========      ===========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                      Three Months Ended
                                                                -----------------------------
                                                                 March 31,         March 31,
                                                                   2000              1999
                                                                -----------       -----------
Net cash provided by operating activities                       $ 1,318,639       $ 1,021,148

Cash flows provided by (used in) investing activities:
  Proceeds from disposal of equipment                                82,506            81,768
  Purchase of container rental equipment                                 --          (355,470)
  Acquisition fees paid to general partner                               --           (17,774)
                                                                -----------       -----------

       Net cash provided by (used in) investing activities           82,506          (291,476)
                                                                -----------       -----------

Cash flows used in financing activities:
  Distribution to partners                                       (1,020,948)       (1,099,481)
                                                                -----------       -----------

Net increase (decrease) in cash and cash equivalents                380,197          (369,809)

Cash and cash equivalents at January 1                            1,019,220         1,858,833
                                                                -----------       -----------

Cash and cash equivalents at March 31                           $ 1,399,417       $ 1,489,024
                                                                ===========       ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (b) Leasing Company and Leasing Agent Agreement

         The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership's containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

         The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to CCC and the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations; rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


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

     (d) Financial Statement Presentation

         These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

         The interim financial statements presented herewith reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary to a fair statement of the financial condition and results of operations for the interim period presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)  Net Lease Receivables Due from Leasing Company

     Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2000 and December 31, 1999 were as follows:


                                                       March 31,        December 31,
                                                         2000               1999
                                                    -------------      -------------
Gross lease receivables                             $   1,804,880      $   1,820,401
Less:
Direct operating payables and accrued expenses            542,735            369,952
Damage protection reserve                                 100,499             85,575
Base management fees payable                              144,086            176,504
Reimbursed administrative expenses                         69,403             33,959
Allowance for doubtful accounts                           304,041            239,808
                                                    -------------      -------------

Net lease receivables                               $     644,116      $     914,603
                                                    =============      =============

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)  Net Lease Revenue

     Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                             Three Months Ended
                                         ---------------------------
                                          March 31,        March 31,
                                             2000            1999
                                         -----------     -----------
Rental revenue (note 4)                  $ 1,738,987     $ 1,744,783
Less:
Rental equipment operating expenses          477,455         433,302
Base management fees                         115,335         120,231
Reimbursed administrative expenses           116,968          94,833
                                         -----------     -----------

                                         $ 1,029,229     $ 1,096,417
                                         ===========     ===========


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

     The Partnership derives its revenues from marine cargo containers. As of March 31, 2000, the Partnership operated 8,421 twenty-foot, 3,507 forty-foot and 169 forty-foot high-cube marine dry cargo containers, as well as 453 twenty-foot and 323 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2000 and 1999 follows:


                                  Three Months Ended
                             ----------------------------
                               March 31,       March 31,
                                 2000            1999
                             -----------     -----------
Dry cargo containers         $ 1,144,006     $ 1,149,353
Refrigerated containers          594,981         595,430
                             -----------     -----------
Total                        $ 1,738,987     $ 1,744,783
                             ===========     ===========


     Due to the Partnership's lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

                                     ******

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


It is suggested that the following discussion be read in conjunction with the Registrant's most recent annual report on Form 10-K.

1) Material changes in financial condition between March 31, 2000 and December 31, 1999.

     At March 31, 2000, the Registrant had $1,399,417 in cash and cash equivalents, an increase of $380,197 from the cash balances at December 31, 1999.

     The Registrant's allowance for doubtful accounts increased from $239,808 at December 31, 1999 to $304,041 at March 31, 2000. This increase was attributable to the delinquent account receivable balances of approximately 13 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

     The Registrant's cash distribution from operations for the first quarter of 2000 was 6.25% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 1999. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

     In order to take advantage of improving market conditions and stronger demand for leased containers, the Registrant undertook a strategy that was aimed at significantly reducing its inventory of idle equipment in some low-demand locations while, at the same time, fulfilling lessee container requirements. As part of this strategy, the Registrant offered leasing incentives to several lessees for picking up off-hire equipment from the Registrant's higher inventory areas. This not only resulted in stronger utilization of the Registrant's equipment, but it also significantly lowered Partnership expenses related to storage and handling.


2) Material changes in the results of operations between the three-month period ended March 31, 2000 and the three-month period ended March 31, 1999.

     Net lease revenue for the three-month period ended March 31, 2000 was $1,029,229, a decrease of approximately 6% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2000 was $1,738,987, reflecting a decline of less than 1% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 2000 declined approximately 11%, when compared to the same period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 2000 decreased approximately 10%, when compared to the same period in the prior year.

     The Registrant's average fleet size and utilization rates for the three-month periods ended March 31, 2000 and 1999 were as follows:


                                                    Three Months Ended
                                                 ------------------------
                                                  March 31,    March 31,
                                                    2000         1999
                                                 -----------  -----------
Average fleet size (measured in twenty-foot
   equivalent units (TEU))
      Dry cargo containers                            15,792       15,631
      Refrigerated containers                          1,107        1,132
Average utilization
      Dry cargo containers                                74%          66%
      Refrigerated containers                             93%          85%

     Rental equipment operating expenses were 27% of the Registrant's gross lease revenue during the three-month period ended March 31, 2000, as compared to 25% during the three-month period ended March 31, 1999.

     The Registrant disposed of 21 twenty-foot and eight forty-foot marine dry cargo containers, as well as one twenty-foot and six forty-foot refrigerated cargo containers during the first quarter of 2000, compared to 16 twenty-foot and 11 forty-foot marine dry cargo containers during the same period in the prior year. The decision to repair or dispose of a container is made when it is returned by a lessee. This decision is influenced by various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the container when disposed. These factors also influence the amount of sales proceeds received and the related gain or loss on container disposals.

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

                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits


  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------
   3(a)       Limited Partnership  Agreement of the Registrant,    *
              amended and restated as of December 2, 1992


   3(b)       Certificate of Limited Partnership of the            **
              Registrant


   10         Form of Leasing Agent Agreement with Cronos          ***
              Containers Limited


   27         Financial Data Schedule                              Filed with this document


(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.



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




                                    CRONOS GLOBAL INCOME FUND XIV, L.P.


                                    By   Cronos Capital Corp.
                                         The General Partner




                                    By   /s/ Dennis J. Tietz
                                       ----------------------------------
                                         Dennis J. Tietz
                                         President and Director of Cronos
                                         Capital Corp. ("CCC")
                                         Principal Executive Officer of CCC




Date: May 15, 2000

                                  EXHIBIT INDEX


  Exhibit
    No.                        Description                         Method of Filing
 ---------    -------------------------------------------------    --------------------
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