Form 10-Q
period 2000-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2000-08-14
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO______


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

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                               ENDED JUNE 30, 2000

                                TABLE OF CONTENTS



                                                                                                                      PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets - June 30, 2000 and December 31, 1999 (unaudited)                                   4


            Condensed Statements of Operations for the three and six months ended June 30, 2000 and 1999 (unaudited)     5


            Condensed Statements of Cash Flows for the six months ended June 30, 2000 and 1999 (unaudited)               6


            Notes to Condensed Financial Statements (unaudited)                                                          7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                       10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                  11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                           12


  Item 6.   Exhibits and Reports on Form 8-K                                                                            13

                         PART I - FINANCIAL INFORMATION


  Item 1.   Financial Statements

            Presented herein are the Registrant's condensed balance sheets as of June 30, 2000 and December 31, 1999, condensed statements of operations for the three and six months ended June 30, 2000 and 1999, and condensed statements of cash flows for the six months ended June 30, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                              June 30,          December 31,
                                                                                 2000               1999
                                                                             ------------       ------------
                        Assets
Current assets:
    Cash and cash equivalents, includes $1,487,910 at June 30, 2000 and
        $1,019,120 at December 31, 1999 in interest-bearing accounts         $  1,548,894       $  1,019,220
    Net lease receivables due from Leasing Company
        (notes 1 and 2)                                                           754,191            914,603
                                                                             ------------       ------------

             Total current assets                                               2,303,085          1,933,823
                                                                             ------------       ------------

Container rental equipment, at cost                                            52,300,524         53,013,739
    Less accumulated depreciation                                              20,766,226         19,537,686
                                                                             ------------       ------------
        Net container rental equipment                                         31,534,298         33,476,053
                                                                             ------------       ------------

             Total assets                                                    $ 33,837,383       $ 35,409,876
                                                                             ============       ============

                 Partners' Capital

Partners' capital (deficit):
    General partner                                                          $    (53,619)      $    (37,894)
    Limited partners                                                           33,891,002         35,447,770
                                                                             ------------       ------------

             Total partners' capital                                         $ 33,837,383       $ 35,409,876
                                                                             ============       ============

The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                  Six Months Ended
                                                    -----------------------------       -----------------------------
                                                      June 30,          June 30,          June 30,          June 30,
                                                        2000              1999              2000              1999
                                                    -----------       -----------       -----------       -----------
Net lease revenue (notes 1 and 3)                   $ 1,133,150       $   952,853       $ 2,162,379       $ 2,049,270

Other operating expenses:
   Depreciation                                         767,371           770,465         1,541,498         1,545,561
   Other general and administrative expenses             29,256            21,804            54,455            49,254
                                                    -----------       -----------       -----------       -----------
                                                        796,627           792,269         1,595,953         1,594,815
                                                    -----------       -----------       -----------       -----------

      Income from operations                            336,523           160,584           566,426           454,455

Other income (loss):
   Interest income                                       16,051            17,307            31,479            35,186
   Net gain (loss) on disposal of equipment            (168,332)           12,196          (167,768)           (3,677)
                                                    -----------       -----------       -----------       -----------
                                                       (152,281)           29,503          (136,289)           31,509
                                                    -----------       -----------       -----------       -----------

      Net income                                    $   184,242       $   190,087       $   430,137       $   485,964
                                                    ===========       ===========       ===========       ===========

Allocation of net income:
   General partner                                  $    40,551       $    45,758       $    84,406       $    92,855
   Limited partners                                     143,691           144,329           345,731           393,109
                                                    -----------       -----------       -----------       -----------

                                                    $   184,242       $   190,087       $   430,137       $   485,964
                                                    ===========       ===========       ===========       ===========

Limited partners' per unit share of net income      $      0.05       $      0.05       $      0.12       $      0.13
                                                    ===========       ===========       ===========       ===========

The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                         Six Months Ended
                                                                   -----------------------------
                                                                    June 30,          June 30,
                                                                      2000              1999
                                                                   -----------       -----------
Net cash provided by operating activities                          $ 2,319,903       $ 2,115,647

Cash provided by (used in) investing activities:
   Proceeds from disposal of equipment                                 212,401           136,714
   Purchase of container rental equipment                                   --          (355,470)
   Acquisition fees paid to general partner                                 --           (17,774)
                                                                   -----------       -----------

          Net cash provided by (used in) investing activities          212,401          (236,530)
                                                                   -----------       -----------

Cash used in financing activities:
   Distribution to partners                                         (2,002,630)       (2,198,962)
                                                                   -----------       -----------


Net increase (decrease) in cash and cash equivalents                   529,674          (319,845)


Cash and cash equivalents at January 1                               1,019,220         1,858,833
                                                                   -----------       -----------


Cash and cash equivalents at June 30                               $ 1,548,894       $ 1,538,988
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


                                       7                            (Continued)

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


(2)    Net Lease Receivables Due from Leasing Company

       Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2000 and December 31, 1999 were as follows:


                                                                   June 30,         December 31,
                                                                     2000               1999
                                                                -------------      -------------

            Gross lease receivables                             $   1,737,171      $   1,820,401
            Less:
            Direct operating payables and accrued expenses            373,822            369,952
            Damage protection reserve                                  90,461             85,575
            Base management fees payable                              157,543            176,504
            Reimbursed administrative expenses                         91,246             33,959
            Allowance for doubtful accounts                           269,908            239,808
                                                                -------------      -------------

            Net lease receivables                               $     754,191      $     914,603
                                                                =============      =============

                                       8                            (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


(3)    Net Lease Revenue

       Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2000 and 1999 were as follows:


                                                         Three Months Ended               Six Months Ended
                                                     --------------------------      ---------------------------
                                                      June 30,        June 30,        June 30,        June 30,
                                                        2000            1999            2000            1999
                                                     ----------      ----------      ----------      ----------

            Rental revenue (note 4)                  $1,678,536      $1,656,746      $3,417,523      $3,401,529
            Less:
            Rental equipment operating expenses         324,445         496,742         801,900         930,044
            Base management fees                        118,556         110,073         233,891         230,304
            Reimbursed administrative expenses          102,385          97,078         219,353         191,911
                                                     ----------      ----------      ----------      ----------

                                                     $1,133,150      $  952,853      $2,162,379      $2,049,270
                                                     ==========      ==========      ==========      ==========


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

       The Partnership derives its revenues from cargo marine containers. As of June 30, 2000, the Partnership operated 8,398 twenty-foot, 3,501 forty-foot and 169 forty-foot high-cube dry cargo marine containers, as well as 464 twenty-foot and 304 forty-foot refrigerated cargo marine containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2000 and 1999 follows:


                                             Three Months Ended              Six Months Ended
                                         --------------------------       -------------------------
                                          June 30,        June 30,        June 30,        June 30,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------

            Dry cargo containers         $1,108,297      $1,043,163      $2,252,303      $2,192,516
            Refrigerated containers         570,239         613,583       1,165,220       1,209,013
                                         ----------      ----------      ----------      ----------

            Total                        $1,678,536      $1,656,746      $3,417,523      $3,401,529
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

1) Material changes in financial condition between June 30, 2000 and December 31, 1999.

       At June 30, 2000, the Registrant had $1,548,894 in cash and cash equivalents, an increase of $529,674 from the cash balances at December 31, 1999. At June 30, 2000, the Registrant committed to purchase an additional 45 forty-foot high-cube marine dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate cost of approximately $125,213.

       The Registrant's allowance for doubtful accounts increased from $239,808 at December 31, 1999 to $269,908 at June 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 11 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has provided sufficient reserves for all doubtful accounts.

       The Registrant's cash distribution from operations for the second quarter of 2000 was 6.25% (annualized) of the limited partners' original capital contributions, unchanged from the first quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distributions from sales proceeds for the second quarter of 2000 was 0.75% (annualized) of the limited partners' original capital contribution, an increase of 0.75% from the first quarter of 2000. Sales proceeds to its partners may fluctuate in subsequent periods reflecting the level of container disposals. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

       The growth in the volume of world trade, a rise in exports to the Far East, and the global effects of a strong U.S. economy have resulted in improved market conditions for the container leasing industry. As a result of these and other factors, including repositioning initiatives implemented earlier in the year, utilization of the Registrant's fleet of containers has exhibited steady improvement in recent months. In addition, new container prices, as well as interest rates, have been rising from historically low levels. During such times, ocean carriers tend to reduce their capital spending to supplement their owned fleets of containers in favor of leasing. The pressure on per diem rates has impacted the Registrant's revenues, but there has been some rate stabilization in recent months. The Registrant will continue to take advantage of improving market conditions by repositioning equipment to locations of greatest demand as well as seeking out leasing opportunities that will strengthen utilization and enhance the performance of the fleet.


2) Material changes in the results of operations between the three and six-month periods ended June 30, 2000 and the three and six-month period ended June 30, 1999.

       Net lease revenue for the three and six-month periods ended June 30, 2000 was $1,133,150 and $2,162,379, respectively, an increase of approximately 19% and 6% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and six-month periods ended June 30, 2000 was $1,678,536 and $3,417,523, respectively, reflecting an increase of approximately 1% from both the same respective periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2000 decreased approximately 6% and 9%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 2000 decreased approximately 7% and 9%, respectively, when compared to the same periods in the prior year.

                                       10                            (Continued)

       The Registrant's average fleet size and utilization rates for the three and six-month periods ended June 30, 2000 and 1999 were as follows:



                                                                            Three Months Ended            Six Months Ended
                                                                          -----------------------       ---------------------
                                                                          June 30,       June 30,       June 30,       June 30,
                                                                            2000           1999           2000           1999
                                                                          --------       --------       --------       --------
            Average fleet size (measured in twenty-foot equivalent
                units (TEU))

                    Dry cargo containers                                    15,747         15,719         15,773         15,666
                    Refrigerated containers                                  1,087          1,132          1,098          1,132
            Average Utilization
                    Dry cargo containers                                        75%            67%            75%            67%
                    Refrigerated containers                                     91%            86%            92%            86%

       The Registrant's declining fleet size contributed to reductions in depreciation expense of less than 1% for both the three and six-month periods ended June 30, 2000 when compared to the same three and six-month periods in the prior year. Rental equipment operating expenses, as a percentage of the Registrant's gross lease revenue, were 19% and 23%, respectively, during the three and six-month periods ended June 30, 2000, as compared to 30% and 27%, respectively, during the three and six-month periods ended June 30, 1999.

       The Registrant disposed of 23 twenty-foot and six forty-foot dry cargo marine containers, as well as 19 forty-foot refrigerated cargo containers during the second quarter of 2000, compared to 20 twenty-foot and five forty-foot dry cargo marine containers, as well as one twenty-foot refrigerated cargo container during the same period in the prior year. These disposals resulted in a loss of $168,332 for the second quarter of 2000, as compared to a loss of $167,768 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.



Item 3.    Quantitative and Qualitative Disclosures About Market Risk

           Not applicable.

                           PART II - OTHER INFORMATION


Item 1.     Legal Proceedings

On March 20, 2000, KM Investments, LLC, a California limited liability company ("KM") filed its complaint (the "Complaint") in the Superior Court for the County of Los Angeles against CCC, as general partner of the Partnership, alleging violation of the California Revised Limited Partnership Act, breach of fiduciary duty, and unfair competition. KM claims to be an assignee of units of limited partnership interests in the Partnership and six other California limited partnerships (collectively, the "Cronos Partnerships") managed by CCC as general partner. KM, which is in the business of making unregistered tender offers for up to 4.9% of the outstanding interests in limited partnerships, claims that CCC has wrongfully refused to provide KM with lists of the limited partners of the Cronos Partnerships to enable KM to make unregistered tender offers to the limited partners of the Cronos Partnerships.

KM asks for declaratory relief, damages according to proof, attorneys' fees, costs, interest, a temporary restraining order and/or a preliminary injunction barring CCC from giving limited partner lists to any other party before delivering such lists to KM, punitive damages, and an order prohibiting CCC from receiving reimbursement of its legal fees incurred in defending the action from the Cronos Partnerships.

On April 24, 2000, CCC filed its demurrer to the Complaint and its motion to strike those portions of the Complaint seeking punitive damages. By its demurrer, CCC asserted that KM, as an assignee of units of the Cronos Partnerships, is not entitled to review or receive a copy of the lists of the limited partners of the Cronos Partnerships; that CCC has not breached any fiduciary duty to KM; and that CCC has not engaged in unfair competition as alleged by KM. CCC requested that the Court dismiss KM's Complaint.

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. CCC intends to demur to KM's amended complaint and to move to strike those portions of the complaint seeking punitive damages. CCC believes that KM's complaint is without merit.

Item 6.     Exhibits and Reports on Form 8-K

(a)    Exhibits


         Exhibit
            No.                                 Description                                            Method of Filing
         -------       ---------------------------------------------------------------------      --------------------------
           3(a)        Limited Partnership Agreement of the Registrant, amended and restated      *
                       as of December 2, 1992

           3(b)        Certificate of Limited Partnership of the Registrant                       **

           10          Form of Leasing Agent Agreement with Cronos Containers Limited             ***

           27          Financial Data Schedule                                                    Filed with this document


(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.




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




Date: August 14, 2000

                                  EXHIBIT INDEX


         Exhibit
            No.                                 Description                                            Method of Filing
         -------       ---------------------------------------------------------------------      --------------------------
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