Form 10-Q
period 2000-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2000-11-14
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO _______


                         Commission file number 0-23158

                       CRONOS GLOBAL INCOME FUND XIV, L.P.
             (Exact name of registrant as specified in its charter)


                   California                           94-3163375
         (State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization)             Identification No.)

         One Front Street, 15th Floor, San Francisco, California 94111
         (Address of principal executive offices)          (Zip Code)

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

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                            ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS



                                                                                                                         PAGE
PART I - FINANCIAL INFORMATION

  Item 1.   Financial Statements


            Condensed Balance Sheets (unaudited) - September 30, 2000 and December 31, 1999                                4


            Condensed Statements of Operations (unaudited) for the three and nine months ended
            September 30, 2000 and 1999                                                                                    5


            Condensed Statements of Cash Flows (unaudited) for the nine months ended September 30, 2000 and 1999           6


            Notes to Condensed Financial Statements (unaudited)                                                            7


  Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations                         10


  Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                                    11


PART II - OTHER INFORMATION


  Item 1.   Legal Proceedings                                                                                             12


  Item 6.   Exhibits and Reports on Form 8-K                                                                              13

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's condensed balance sheets as of September 30, 2000 and December 31, 1999, condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, and condensed statements of cash flows for the nine months ended September 30, 2000 and 1999.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                            September 30,      December 31,
                                                                2000               1999
                                                            ------------       ------------
                        Assets
Current assets:
    Cash and cash equivalents, includes $1,925,588
        at September 30, 2000 and $1,019,120 at
        December 31, 1999 in interest-bearing accounts      $  1,927,015       $  1,019,220
    Net lease receivables due from Leasing Company
        (Notes 1 and 2)                                          222,016            914,603
                                                            ------------       ------------

             Total current assets                              2,149,031          1,933,823
                                                            ------------       ------------

Container rental equipment, at cost                           52,340,547         53,013,739
    Less accumulated depreciation                             21,423,434         19,537,686
                                                            ------------       ------------
        Net container rental equipment                        30,917,113         33,476,053
                                                            ------------       ------------

             Total assets                                   $ 33,066,144       $ 35,409,876
                                                            ============       ============

                 Partners' Capital

Partners' capital (deficit):
    General partner                                         $    (61,332)      $    (37,894)
    Limited partners                                          33,127,476         35,447,770
                                                            ------------       ------------

             Total partners' capital                        $ 33,066,144       $ 35,409,876
                                                            ============       ============


         The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended                  Nine Months Ended
                                                    ----------------------------       -----------------------------
                                                   September 30,     September 30,     September 30,     September 30,
                                                       2000             1999              2000               1999
                                                    -----------      -----------       -----------       -----------
Net lease revenue (Notes 1 and 3)                   $ 1,030,199      $ 1,008,952       $ 3,192,578       $ 3,058,222

Other operating expenses:
   Depreciation                                         773,547          774,274         2,315,045         2,319,835
   Other general and administrative expenses             25,916           22,415            80,371            71,669
                                                    -----------      -----------       -----------       -----------
                                                        799,463          796,689         2,395,416         2,391,504
                                                    -----------      -----------       -----------       -----------

      Income from operations                            230,736          212,263           797,162           666,718

Other income (loss):
   Interest income                                       19,338           18,120            50,817            53,306
   Net gain (loss) on disposal of equipment              35,729           (9,693)         (132,039)          (13,370)
                                                    -----------      -----------       -----------       -----------
                                                         55,067            8,427           (81,222)           39,936
                                                    -----------      -----------       -----------       -----------

      Net income                                    $   285,803      $   220,690       $   715,940       $   706,654
                                                    ===========      ===========       ===========       ===========

Allocation of net income:
   General partner                                  $    42,125      $    46,283       $   126,531       $   139,138
   Limited partners                                     243,678          174,407           589,409           567,516
                                                    -----------      -----------       -----------       -----------

                                                    $   285,803      $   220,690       $   715,940       $   706,654
                                                    ===========      ===========       ===========       ===========

Limited partners' per unit share of net income      $      0.08      $      0.06       $      0.20       $      0.19
                                                    ===========      ===========       ===========       ===========


         The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                       CONDENSED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                         Nine Months Ended
                                                                   -----------------------------
                                                                   September 30,     September 30,
                                                                       2000              1999
                                                                   -----------       -----------
Net cash provided by operating activities                          $ 3,626,852       $ 3,255,625
                                                                   -----------       -----------

Cash from investing activities:
   Proceeds from disposal of equipment                                 340,614           191,513
   Purchase of container rental equipment                                   --          (355,470)
   Acquisition fees paid to general partner                                 --           (17,774)
                                                                   -----------       -----------

          Net cash provided by (used in) investing activities          340,614          (181,731)
                                                                   -----------       -----------

Cash used in financing activities:
   Distribution to Partners                                         (3,059,671)       (3,298,443)
                                                                   -----------       -----------


Net increase (decrease) in cash and cash equivalents                   907,795          (224,549)


Cash and cash equivalents, beginning of period                       1,019,220         1,858,833
                                                                   -----------       -----------


Cash and cash equivalents, end of period                           $ 1,927,015       $ 1,634,284
                                                                   ===========       ===========


         The accompanying notes are an integral part of these condensed financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


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

        (d)     Financial Statement Presentation

                These condensed financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in The United States of America ("GAAP") have been omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership's latest annual report on Form 10-K.

                The preparation of financial statements in conformity with GAAP requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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


(2)      Net Lease Receivables Due from Leasing Company

         Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings payable by the Leasing Company to the Partnership under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2000 and December 31, 1999 were as follows:

                                                   September 30,   December 31,
                                                       2000            1999
                                                    ----------      ----------
Gross lease receivables                             $1,565,937      $1,820,401
Less:
Direct operating payables and accrued expenses         459,757         369,952
Damage protection reserve                              133,692          85,575
Base management fees payable                           163,348         176,504
Reimbursed administrative expenses                      85,875          33,959
Rental equipment payable                               119,250              --
Equipment purchases payable                             74,546              --
Acquisition fee payable                                  5,962              --
Allowance for doubtful accounts                        301,491         239,808
                                                    ----------      ----------
Net lease receivables                               $  222,016      $  914,603
                                                    ==========      ==========



                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue billed by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                             Three Months Ended              Nine Months Ended
                                         --------------------------      --------------------------
                                        September 30,   September 30,   September 30,   September 30,
                                            2000            1999            2000            1999
                                         ----------      ----------      ----------      ----------
Rental revenue                           $1,643,032      $1,642,945      $5,060,555      $5,044,474
Less:
Rental equipment operating expenses         445,865         439,037       1,247,765       1,369,081
Base management fees                        111,883         112,303         345,774         342,607
Reimbursed administrative expenses           55,085          82,653         274,438         274,564
                                         ----------      ----------      ----------      ----------
                                         $1,030,199      $1,008,952      $3,192,578      $3,058,222
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

        The Partnership derives its revenues from cargo marine containers. As of September 30, 2000, the Partnership operated 8,358 twenty-foot, 3,490 forty-foot and 214 forty-foot high-cube dry cargo marine containers, as well as 464 twenty-foot and 298 forty-foot refrigerated cargo marine containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2000 and 1999 follows:

                                 Three Months Ended               Nine Months Ended
                             --------------------------      --------------------------
                            September 30,   September 30,   September 30,   September 30,
                                2000            1999            2000            1999
                             ----------      ----------      ----------      ----------
Dry cargo containers         $1,112,047      $1,073,181      $3,354,350      $3,265,697
Refrigerated containers         540,985         569,764       1,706,205       1,778,777
                             ----------      ----------      ----------      ----------

Total                        $1,643,032      $1,642,945      $5,060,555      $5,044,474
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

1) Material changes in financial condition between September 30, 2000 and December 31, 1999.

        At September 30, 2000, the Registrant had $1,927,015 in cash and cash equivalents, an increase of $907,795 from the cash balances at December 31, 1999. At September 30, 2000, the Registrant committed to purchase an additional 45 forty-foot high-cube marine dry cargo containers, replacing containers which have been lost or damaged beyond repair, at an aggregate cost of approximately $125,213.

        The Registrant's allowance for doubtful accounts increased from $239,808 at December 31, 1999 to $301,491 at September 30, 2000. This increase was attributable to the delinquent account receivable balances of approximately 16 lessees. The Leasing Company has either negotiated specific payment terms with these lessees or is pursuing other alternatives to collect the outstanding balances. In each instance, the Registrant believes it has recorded appropriate allowance.

        The Registrant's cash distribution from operations for the third quarter of 2000 was 6.25% (annualized) of the limited partners' original capital contributions, unchanged from the second quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly. The cash distributions from sales proceeds for the third quarter of 2000 was 0.75% (annualized) of the limited partners' original capital contribution, also unchanged from the second quarter of 2000. Sales proceeds to its partners may fluctuate in subsequent periods reflecting the level of container disposals. Distributions for the general and limited partners are calculated based upon the Partnership Agreement.

        During the third quarter of 2000, growth in the volume of containerized trade continued to improve. As a result, demand for leased equipment strengthened in many locations, but most significantly throughout Asia. With the growth in the volume of world trade, ocean carriers are committing their capital to the purchase of additional containerships and turning to leasing companies to supply them with the containers they need to meet their growing freight requirements. The container leasing market has rebounded and prospects have somewhat improved, but lease rates have remained at generally the same low level as at the beginning of this year. At the same time, inventories of idle equipment have been reduced in Europe, but there has been no appreciable reduction in the U.S. The strong U.S. economy continued to import more than it exported. This imbalance has had the effect of further increasing idle container inventories, particularly on the U.S. East Coast.


2) Material changes in the results of operations between the three and nine-month periods ended September 30, 2000 and the three and nine-month period ended September 30, 1999.

        Net lease revenue for the three and nine-month periods ended September 30, 2000 was $1,030,199 and $3,192,578, respectively, an increase of approximately 2% and 4% from the same respective periods in the prior year. Gross rental revenue (a component of net lease revenue) for the three and nine-month periods ended September 30, 2000 was $1,643,032 and $5,060,555, respectively, reflecting an increase of less than 1% from both the same respective periods in the prior year. Gross lease revenue was primarily impacted by higher utilization levels and lower per-diem rental rates. Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 decreased approximately 2% and 7%, respectively, when compared to the same periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 2000 increased approximately 1% and decreased 6%, respectively, when compared to the same periods in the prior year.

                                                                     (Continued)

        The Registrant's average fleet size and utilization rates for the three and nine-month periods ended September 30, 2000 and 1999 were as follows:

                                                       Three Months Ended                 Nine Months Ended
                                                 -------------------------------    ------------------------------
                                                 September 30,     September 30,    September 30,    September 30,
                                                      2000             1999             2000             1999
                                                 -------------     -------------    -------------    -------------
Average fleet size (measured in twenty-foot
    equivalent units (TEU))
        Dry cargo containers                         15,763           15,694           15,770           15,674
        Refrigerated containers                       1,065            1,130            1,088            1,131
Average Utilization
        Dry cargo containers                             75%              71%              75%              68%
        Refrigerated containers                          87%              83%              90%              85%

        Rental equipment operating expenses, as a percentage of the Registrant's gross lease revenue, were 27% and 25%, respectively, during the three and nine-month periods ended September 30, 2000, as compared to 27% during both the three and nine-month periods ended September 30, 1999.

        The Registrant disposed of 40 twenty-foot and 11 forty-foot dry cargo marine containers, as well as six forty-foot refrigerated cargo containers during the third quarter of 2000, compared to 13 twenty-foot and three forty-foot dry cargo marine containers, as well as one forty-foot refrigerated cargo container during the same period in the prior year. These disposals resulted in a loss of $132,039 for the third quarter of 2000, as compared to a loss of $13,370 for the same period in the prior year. The Registrant does not believe that the carrying amount of its containers has been permanently impaired or that events or changes in circumstances have indicated that the carrying amount of its containers may not be fully recoverable. The Registrant believes that the loss on container disposals was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, which may fluctuate in subsequent periods.



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

On June 8, 2000, the Court heard CCC's demurrer, and sustained (i.e., granted) it in its entirety, allowing KM thirty days to file an amended complaint. KM did so on or about July 10, 2000, asserting the same causes of action as set forth in its original complaint. On August 25, 2000, CCC filed its demurrer to KM's First Amended Complaint and its motion to strike those portions of the First Amended Complaint seeking punitive damages. On October 11, 2000, the Court heard CCC's motions. It sustained CCC's demurrer to KM's fourth cause of action seeking declaratory relief, but overruled (i.e., denied) CCC's demurrer to KM's first three causes of action, on the ground that the evidence submitted by CCC was not properly before the Court on CCC's demurrer to KM's First Amended Complaint. At the same time, the Court granted CCC's motion to strike those portions of KM's First Amended Complaint seeking punitive damages.

On October 20, 2000, CCC filed its answer to KM's First Amended Complaint, denying the allegations thereof, denying that plaintiff is entitled to any damages, and asserting various affirmative defenses. CCC believes that KM does not have standing to inspect or receive lists of the limited partners of the limited partnerships managed by CCC, and that CCC has meritorious defenses to KM's First Amended Complaint.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

          Exhibit
            No.                                 Description                                       Method of Filing
          -------      ---------------------------------------------------------------------      ----------------
           3(a)        Limited Partnership Agreement of the Registrant, amended and restated      *
                       as of December 2, 1992

           3(b)        Certificate of Limited Partnership of the Registrant                       **

           10          Form of Leasing Agent Agreement with Cronos Containers Limited             ***

           27          Financial Data Schedule                                                    Filed with this document


(b) Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.



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




Date: November 14, 2000

                                  EXHIBIT INDEX



          Exhibit
            No.                                 Description                                       Method of Filing
          -------      ---------------------------------------------------------------------      ----------------
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