Form 10-Q
period 2001-03-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2001-05-15
CIK 891332

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                  REPORT ON FORM 10-Q FOR THE QUARTERLY PERIOD
                              ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

                                                                                                 PAGE
                                                                                                 ----
PART I - FINANCIAL INFORMATION

 Item 1. Financial Statements


         Balance Sheets - March 31, 2001 (unaudited) and December 31, 2000                         4


         Statements of Operations for the three months ended March 31, 2001 and 2000 (unaudited)   5


         Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (unaudited)   6


         Notes to Financial Statements (unaudited)                                                 7


 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations    10


 Item 3. Quantitative and Qualitative Disclosures About Market Risk                               11


PART II - OTHER INFORMATION


 Item 6. Exhibits and Reports on Form 8-K                                                         12

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

        Presented herein are the Registrant's balance sheets as of March 31, 2001 and December 31, 2000, statements of operations for the three months ended March 31, 2001 and 2000, and statements of cash flows for the three months ended March 31, 2001 and 2000.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                                 BALANCE SHEETS

                                                                                    March 31,              December 31,
                                                                                      2001                     2000
                                                                                  ------------             ------------
                                                                                   (Unaudited)
                 Assets

Current assets:
   Cash and cash equivalents, includes $1,508,623 at March 31, 2001
      and $1,523,270 at December 31, 2000 in interest-bearing accounts            $  1,631,722             $  1,706,333
   Net lease receivables due from Leasing Company
      (notes 1 and 2)                                                                  552,811                  612,985
                                                                                  ------------             ------------

         Total current assets                                                        2,184,533                2,319,318
                                                                                  ------------             ------------

Container rental equipment, at cost                                                 52,005,178               52,085,963
   Less accumulated depreciation                                                    22,797,622               22,098,525
                                                                                  ------------             ------------
      Net container rental equipment                                                29,207,556               29,987,438
                                                                                  ------------             ------------

         Total assets                                                             $ 31,392,089             $ 32,306,756
                                                                                  ============             ============

            Partners' Capital

Partners' capital (deficit):
   General partner                                                                $    (78,072)            $    (68,926)
   Limited partners                                                                 31,470,161               32,375,682
                                                                                  ------------             ------------

         Total partners' capital                                                  $ 31,392,089             $ 32,306,756
                                                                                  ============             ============


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                Three Months Ended
                                                          --------------------------------
                                                          March 31,             March 31,
                                                            2001                   2000
                                                          ---------             ----------
Net lease revenue (notes 1 and 3)                         $ 959,668             $1,029,229

Other operating expenses:
  Depreciation                                              760,850                774,127
  Other general and administrative expenses                  49,275                 25,199
                                                          ---------             ----------
                                                            810,125                799,326
                                                          ---------             ----------

    Income from operations                                  149,543                229,903

Other income (loss):
  Interest income                                            19,881                 15,428
  Net gain (loss) on disposal of equipment                  (28,634)                   564
                                                          ---------             ----------
                                                             (8,753)                15,992
                                                          ---------             ----------

    Net income                                            $ 140,790             $  245,895
                                                          =========             ==========

Allocation of net income:
  General partner                                         $  39,105             $   43,855
  Limited partners                                          101,685                202,040
                                                          ---------             ----------

                                                          $ 140,790             $  245,895
                                                          =========             ==========

Limited partners' per unit share of net income            $    0.03             $     0.07
                                                          =========             ==========


   The accompanying notes are an integral part of these financial statements.

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                        Three Months Ended
                                                                -----------------------------------
                                                                 March 31,               March 31,
                                                                   2001                    2000
                                                                -----------             -----------
Net cash provided by operating activities                       $   914,802             $ 1,318,639

Cash flows provided by investing activities:
  Proceeds from disposal of equipment                                66,044                  82,506

Cash flows used in financing activities:
  Distribution to partners                                       (1,055,457)             (1,020,948)
                                                                -----------             -----------


Net (decrease) increase in cash and cash equivalents                (74,611)                380,197


Cash and cash equivalents at January 1                            1,706,333               1,019,220
                                                                -----------             -----------


Cash and cash equivalents at March 31                           $ 1,631,722             $ 1,399,417
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


(2)     Net Lease Receivables Due from Leasing Company

        Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at March 31, 2001 and December 31, 2000 were as follows:

                                                                    March 31,           December 31,
                                                                      2001                  2000
                                                                   ----------           ------------
         Gross lease receivables                                   $1,289,676            $1,438,796
         Less:
         Direct operating payables and accrued expenses               348,334               358,870
         Damage protection reserve                                     58,795                93,440
         Base management fees payable                                 146,343               169,923
         Reimbursed administrative expenses                            58,260                75,348
         Allowance for doubtful accounts                              125,133               128,230
                                                                   ----------            ----------

         Net lease receivables                                     $  552,811            $  612,985
                                                                   ==========            ==========


                                                                     (Continued)

                       CRONOS GLOBAL INCOME FUND XIV, L.P.

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


(3)     Net Lease Revenue

        Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                               Three Months Ended
                                                        --------------------------------
                                                         March 31,             March 31,
                                                           2001                  2000
                                                        ----------            ----------
         Rental revenue                                 $1,464,638            $1,738,987
         Less:
         Rental equipment operating expenses               329,631               477,455
         Base management fees                              100,775               115,335
         Reimbursed administrative expenses                 74,564               116,968
                                                        ----------            ----------

                                                        $  959,668            $1,029,229
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

        The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2001, the Partnership operated 8,305 twenty-foot, 3,468 forty-foot and 213 forty-foot high-cube marine dry cargo containers, as well as 494 twenty-foot and 292 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for each of the three-month periods ended March 31, 2001 and 2000 follows:

                                                  Three Months Ended
                                           --------------------------------
                                            March 31,             March 31,
                                              2001                  2000
                                           ----------            ----------
        Dry cargo containers               $  985,829            $1,144,006
        Refrigerated containers               478,809               594,981
                                           ----------            ----------

        Total                              $1,464,638            $1,738,987
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

1) Material changes in financial condition between March 31, 2001 and December 31, 2000.

        At March 31, 2001, the Registrant had $1,631,722 in cash and cash equivalents, a decrease of $74,611 from the cash balances at December 31, 2000. Contributing to this decline was the Registrants' results from operations, which were impacted by a declining fleet size and conditions created by the slowdown in the global economy.

        The Registrant's operating performance contributed to a 10% decline in net lease receivables at March 31, 2001 when compared to December 31, 2000. The decrease is primarily due to a 10% decrease in gross lease receivables, a component of net lease receivables.

        The Registrant's cash distribution from operations for the first quarter of 2001 was 6% (annualized) of the limited partners' original capital contributions, unchanged from the fourth quarter of 2000. These distributions are directly related to the Registrant's results from operations and may fluctuate accordingly.

2) Material changes in the results of operations between the three-month period ended March 31, 2001 and the three-month period ended March 31, 2000.

        In the first quarter of 2001, the worldwide demand for containers was significantly impacted by the slowdown in the global economy. These conditions are reflected in the decline of the Registrant's utilization and per-diem rates from December 31, 2000 levels. The Leasing Company has implemented a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management.

        Net lease revenue for the three-month period ended March 31, 2001 was $959,668, a decrease of approximately 7% from the same period in the prior year. Gross rental revenue (a component of net lease revenue) for the three-month period ended March 31, 2001 was $1,464,638, reflecting a decline of 16% from the same period in the prior year. Gross lease revenue was primarily impacted by lower per-diem rental rates and a decrease in utilization rates. Dry cargo container average per-diem rental rates for the three-month period ended March 31, 2001 declined approximately 4% when compared to the same period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 2001 decreased approximately 5% when compared to the same period in the prior year.

        The Registrant's average fleet size and utilization rates for each of the three-month periods ended March 31, 2001 and 2000 were as follows:

                                                                    Three Months Ended
                                                               ----------------------------
                                                               March 31,          March 31,
                                                                 2001               2000
                                                               ---------          ---------
         Average fleet size (measured in twenty-foot
            equivalent units (TEU))
               Dry cargo containers                             15,694             15,792
               Refrigerated containers                           1,067              1,107
         Average utilization
               Dry cargo containers                                 69%                74%
               Refrigerated containers                              80%                93%


                                                                     (Continued)

        Rental equipment operating expenses were 23% of the Registrant's gross lease revenue during the three-month period ended March 31, 2001, as compared to 27% during the three-month period ended March 31, 2000. The decrease was primarily due to the reduction in the provision for doubtful accounts and related expense in the amount of $89,355, as well as a reduction in repair and maintenance expenses totaling $33,605. These decreases were partially offset by an increase in storage costs of $28,944, which typically increase with a reduction in utilization. The Registrant's operating results contributed to a decline in base management fees when compared to the same period in the prior year.

        The Registrant disposed of 26 twenty-foot and 12 forty-foot marine dry cargo containers, as well as one forty-foot refrigerated cargo container during the first quarter of 2001, compared to 21 twenty-foot and eight forty-foot marine dry cargo containers, as well as one twenty-foot and six forty-foot refrigerated cargo containers during the same period in the prior year. These disposals resulted in a loss of $28,634 for the first quarter of 2001, as compared to a gain of $564 for the same period in the prior year. The Registrant believes that the net loss on container disposals in the first quarter of 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant's container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.





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

(a)     Exhibits

      Exhibit
        No.                       Description                            Method of Filing
      -------                     -----------                            ----------------
       3(a)      Limited Partnership Agreement of the                            *
                 Registrant, amended and restated as of December
                 2, 1992

       3(b)      Certificate of Limited Partnership of the                      **
                 Registrant

       10        Form of Leasing Agent Agreement with Cronos                   ***
                 Containers Limited


(b)     Reports on Form 8-K

        No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.


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


                                       CRONOS GLOBAL INCOME FUND XIV, L.P.


                                       By  Cronos Capital Corp.
                                           The General Partner


                                       By  /s/ Dennis J. Tietz
                                           -------------------------------------
                                           Dennis J. Tietz
                                           President and Director of Cronos
                                           Capital Corp. ("CCC")
                                           Principal Executive Officer of CCC



                                       By  /s/ John Kallas
                                           -------------------------------------
                                           John Kallas
                                           Chief Financial Officer and Director
                                           of Cronos Capital Corp. ("CCC")
                                           Principal Financial and Accounting
                                           Officer of CCC


Date: May 15, 2001

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