Form 10-Q
period 2001-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2001-08-14
CIK 891332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

Commission file number 0-23158

CRONOS GLOBAL INCOME FUND XIV, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3163375 (I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California 94111
(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [    ].

CRONOS GLOBAL INCOME FUND XIV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2001

TABLE OF CONTENTS

		PAGE
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — June 30, 2001 (unaudited) and December 31, 2000	4

	Statements of Operations for the three and six months ended June 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

PART II - OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	15

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s balance sheets as of June 30, 2001 and December 31, 2000, statements of operations for the three and six months ended June 30, 2001 and 2000, and statements of cash flows for the six months ended June 30, 2001 and 2000.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Balance Sheets

	June 30,	December 31,
	2001	2000

	(Unaudited)
Assets

Current assets:

Cash and cash equivalents, includes $3,806 at June 30, 2001 and $1,523,270 at December 31, 2000 in interest-bearing accounts	$1,489,342	$1,706,333

Net lease receivables due from Leasing Company (notes 1 and 2)	439,910	612,985

Total current assets	1,929,252	2,319,318

Container rental equipment, at cost	49,453,185	52,085,963

Less accumulated depreciation	23,468,765	22,098,525

Net container rental equipment	25,984,420	29,987,438

Total assets	$27,913,672	$32,306,756

Partners’ Capital

Partners’ capital (deficit):

General partner	$(112,856)	$(68,926)

Limited partners	28,026,528	32,375,682

Total partners’ capital	$27,913,672	$32,306,756

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$801,544	$1,133,150	$1,761,212	$2,162,379

Other operating expenses:

Depreciation	772,722	767,371	1,533,572	1,541,498

Other general and administrative expenses	49,191	29,256	98,466	54,455

	821,913	796,627	1,632,038	1,595,953

Income (loss) from operations	(20,369)	336,523	129,174	566,426

Other income (loss):

Interest income	14,828	16,051	34,709	31,479

Net loss on disposal of equipment	(42,457)	(168,332)	(71,091)	(167,768)

Impairment losses	(2,400,085)	—	(2,400,085)	—

	(2,427,714)	(152,281)	(2,436,467)	(136,289)

Net income (loss)	$(2,448,083)	$184,242	$(2,307,293)	$430,137

Allocation of net income (loss):

General partner	$13,216	$40,551	$52,321	$84,406

Limited partners	(2,461,299)	143,691	(2,359,614)	345,731

	$(2,448,083)	$184,242	$(2,307,293)	$430,137

Limited partners’ per unit share of net income (loss)	$(0.82)	$0.05	$(0.79)	$0.12

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2001	2000

Net cash provided by operating activities	$1,729,905	$2,319,903

Cash provided by investing activities:

Proceeds from disposal of equipment	138,895	212,401

Cash used in financing activities:

Distribution to partners	(2,085,791)	(2,002,630)

Net increase (decrease) in cash and cash equivalents	(216,991)	529,674

Cash and cash equivalents at January 1	1,706,333	1,019,220

Cash and cash equivalents at June 30	$1,489,342	$1,548,894

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(1)	Summary of Significant Accounting Policies

(a)	Nature of Operations

Cronos Global Income Fund XIV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on July 30, 1992, for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with the general partner. The Partnership shall continue until December 31, 2012, unless sooner terminated upon the occurrence of certain events.

The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. The Partnership offered 4,250,000 units of limited partnership interests at $20 per unit, or $85,000,000. The offering terminated on November 30, 1993, at which time 2,984,309 limited partnership units had been sold.

(b)	Leasing Company and Leasing Agent Agreement

The Partnership has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Depreciation of Rental Equipment

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these depreciation changes is a decrease to net income of approximately $14,700 from June 1 to June 30, 2001.

(e)	Container Equipment

In June 2001, the Partnership recorded impairment charges relating to refrigerated container equipment which reduced net income by $2,400,085 or $0.80 per limited partnership unit.

In the second quarter of 2001, the Leasing Company undertook a review of the Partnership’s refrigerated container equipment. The purpose of the review was to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. The Leasing Company identified a number of issues that have had an impact on the carrying value of certain equipment at June 30, 2001.

i.	In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies have operated fleets including refrigerated container equipment with the R12 refrigerant gas (the “R12 Containers”). However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

ii.	Several of the major shipping lines that lease from the Leasing Company, as well as other leasing companies, have committed to eliminating R12 Containers from their fleets in 2001. Inventories consisting of R12 Containers will continue to increase as shipping lines redeliver the containers from existing leases.

iii.	During 2000, the Leasing Company completed a number of term leases for R12 Containers. However, over the course of 2001, the factors outlined above, together with the deteriorating economic environment, have resulted in a very slow leasing market for R12 Containers. In addition, it is probable that residual prices for R12 Containers will decrease as R12 containers are redelivered from existing leases.

The Leasing Company has considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 Containers. The Leasing Company concluded that effective July 1, 2001, inventories of R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of R12 Containers that were on lease at June 30, 2001.

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(e)	Container Equipment (continued)

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 81 R12 Containers with a carrying value of $1,029,674. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2001.

Assets to be held and used: The Leasing Company conducted a review of 210 R12 Containers with a carrying value of $2,529,995 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $1,588,661 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

(f)	Financial Statement Presentation

These financial statements have been prepared without audit. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting procedures have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s latest annual report on Form 10-K.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at June 30, 2001 and December 31, 2000 were as follows:

	June 30,	December 31,
	2001	2000

Gross lease receivables	$1,220,386	$1,438,796

Less:

Direct operating payables and accrued expenses	492,049	358,870

Damage protection reserve	54,866	93,440

Base management fees payable	117,628	169,923

Reimbursed administrative expenses	21,378	75,348

Allowance for doubtful accounts	94,555	128,230

Net lease receivables	$439,910	$612,985

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for each of the three and six-month periods ended June 30, 2001 and 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$1,369,802	$1,678,536	$2,834,440	$3,417,523

Less:

Rental equipment operating expenses	403,725	324,445	733,356	801,900

Base management fees	94,507	118,556	195,282	233,891

Reimbursed administrative expenses	70,026	102,385	144,590	219,353

	$801,544	$1,133,150	$1,761,212	$2,162,379

(4)	Operating Segment

The Financial Accounting Standards Board has issued SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” which changes the way public business enterprises report financial and descriptive information about reportable operating segments. An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined, after considering the requirements of SFAS No. 131, that as such it has a single reportable operating segment.

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2001, the Partnership operated 8,262 twenty-foot, 3,458 forty-foot and 213 forty-foot high-cube marine dry cargo containers, as well as 501 twenty-foot and 290 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for each of the three and six-month periods ended June 30, 2001 and 2000 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Dry cargo containers	$896,928	$1,108,297	$1,882,757	$2,252,303

Refrigerated containers	472,874	570,239	951,683	1,165,220

Total	$1,369,802	$1,678,536	$2,834,440	$3,417,523

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

******

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

It is suggested that the following discussion be read in conjunction with the Registrant’s most recent annual report on Form 10-K.

General

The registrant has entered into a Leasing Agent Agreement whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.

In line with the slowdown in worldwide economic growth, demand for dry cargo containers decreased in the first six months of 2001, resulting in a decline of the container leasing industry’s utilization rates to 1999 levels. Transpacific trade, of which a large proportion of the cargo consists of technology related goods, has been largely affected by the slowdown of the US economy., The strength of the US dollar continues to make US goods more expensive and uncompetitive within Asia. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year. As a result of these increasing world-wide container inventories, the production of new containers has slowed. Although a slowdown of new container production could have both positive short and long term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2001 and June 30, 2000 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	15,639	15,747	15,667	15,773

Refrigerated containers	1,077	1,087	1,071	1,098

Average Utilization

Dry cargo containers	65%	75%	67%	75%

Refrigerated containers	78%	91%	79%	92%

Dry cargo container average per-diem rental rates for the three and six-month periods ended June 30, 2001 declined approximately 8% and 6%, respectively, when compared to the same three and six-month periods in the prior year. Refrigerated container average per-diem rental rates for the three and six-month periods ended June 30, 2001 decreased approximately 7% and 5%, respectively, when compared to the same three and six-month periods in the prior year.

(Continued)

Three Months Ended June 30, 2001 Compared to the Three Months Ended June 30, 2000

Income (loss) from operations for the three months ended June 30, 2001 generated a loss of $20,369, compared to income of $336,523 during the corresponding period of 2000. The loss was primarily due the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cummulative effect on net lease revenue.

Net lease revenue of $801,544 for the three months ended June 30, 2001 was $331,606, or 29% lower than the corresponding period of 2000. The decrease was due to a $308,734, or 18% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s slightly smaller fleet size, lower utilization and per-diem rental rates. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $56,408 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased $79,280 when compared to the corresponding period in 2000. Contributing to the increase in direct operating expenses were storage, repositioning expenses, and the provision for doubtful accounts.

Depreciation expense of $772,722 for the three months ending June 30, 2001 was $5,351 higher than the same period in 2000. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase to depreciation expense of approximately $14,700, since June 1, 2001.

Other general and administrative expenses increased to $49,191 in the second quarter of 2001, from $29,256 in the corresponding period of 2000, an increase of $19,935 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications.

Net loss on disposal of equipment was a result of the Registrant disposing of 48 containers during the three-month period ended June 30, 2001, as compared to 37 containers during the same period in 2000. These disposals resulted in a loss of $42,457 for the three-month period ended June 30, 2001, as compared to a loss of $168,332 for the three-month period ended June 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current market conditions, the Registrant will monitor the carrying value of its containers to determine if they have been permanently impaired.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001.

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 81 R12 Containers with a carrying value of $1,029,674. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the second half of 2001.

Assets to be held and used: The Leasing Company conducted a review of 210 R12 Containers with a carrying value of $2,529,995 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $1,588,661 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

(Continued)

The total impairment charge for the Registrant’s R12 Containers was $2,400,085. This charge was recorded during the second quarter of 2001.

Six Months Ended June 30, 2001 Compared to the Six Months Ended June 30, 2000

Income from operations for the six-month period ended June 30, 2001, was $129,174 compared to $566,426 during the corresponding period of 2000. The decline was primarily due the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cumulative effect on net lease revenue.

Net lease revenue of $1,761,212 for the six-month period ended June 30, 2001 was $401,167, or 19% lower than in the corresponding period of 2000. The decrease was due to a $583,083, or 17% decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s slightly smaller fleet size, lower utilization and per-diem rental rates.. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $181,916 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were reductions in repair and maintenance expenses,, repositioning expenses, and the provision for doubtful accounts.

Depreciation expense of $1,533,572 for the six-month period ending June 30, 2001 was $7,926 lower than the same period in 2000.

Other general and administrative expenses increased to $98,466 during the six-month period ended June 30, 2001, from $54,455 in the corresponding period of 2000, representing an increase of $44,011 from the same period in 2000. Contributing to this increase were professional fees and costs related to investor communications

Net loss on disposal of equipment was a result of the Registrant disposing of 69 containers during the first six months of 2001, as compared to 84 containers during the first six months of 2000. These disposals resulted in a loss of $71,091 for the six-month period ended June 30, 2001, as compared to a loss of $167,768 for the six-month period ended June 30, 2000.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. The Leasing Company also conducted a review of the Registrant’s R12 Containers that were on lease at June 30, 2001. It was concluded that the carrying value of the R12 Containers to be held and used exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, a charge of $1,588,661 was recorded to operations under impairment losses

The total impairment charge for the Registrant’s R12 Containers was $2,400,085. This charge was recorded during the second quarter of 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,729,905 and $2,319,903 during the first six months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations, and $40,187 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $127,064 in net lease receivables due from the Leasing Company.

Cash from Investing Activities: Net cash provided by investing activities was $138,895 and $212,401 in the first six months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

(Continued)

Cash from Financing Activities: Net cash used in financing activities was $2,085,791 during the first six months of 2001 compared to $2,002,630 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners, which decreased due due to the level of cash collections and sales proceeds generated from the sale of container equipment. The Registrant’s container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

Capital Resources

Aside from the initial working capital reserve retained from the gross subscription proceeds (equal to approximately 1% of such proceeds), the Registrant relied primarily on container rental receipts to generate distributions to its general and limited partners, as well as to finance current operating needs. No credit lines are maintained to finance working capital.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Registrant’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. Of the remaining costs, the majority are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging. From time to time, the Leasing Company hedges a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Company, there can be no assurance that such fluctuations will not adversely effect its results of operations and financial condition.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XIV, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz

Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas

John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 14, 2001

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)