Form 10-Q
period 2001-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2001-11-14
CIK 891332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________

Commission file number 0-23158

CRONOS GLOBAL INCOME FUND XIV, L.P.
(Exact name of registrant as specified in its charter)

California	94-3163375

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Front Street, 15th Floor, San Francisco, California	94111

(Address of principal executive offices)	(Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       ✓      . No               .

CRONOS GLOBAL INCOME FUND XIV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended September 30, 2001

		PAGE
PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

	Balance Sheets — September 30, 2001 and December 31, 2000 (unaudited)	4

	Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (unaudited)	6

	Notes to Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of September 30, 2001 and December 31, 2000, statements of operations for the three and nine months ended September 30, 2001 and 2000, and statements of cash flows for the nine months ended September 30, 2001 and 2000.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000

Assets

Current assets:

Cash and cash equivalents, includes $1,512,208 at September 30, 2001 and $1,523,270 at December 31, 2000 in interest-bearing accounts	$1,527,208	$1,706,333

Net lease receivables due from Leasing Company (notes 1 and 2)	443,716	612,985

Total current assets	1,970,924	2,319,318

Container rental equipment, at cost	48,131,098	52,085,963

Less accumulated depreciation	23,146,131	22,098,525

Net container rental equipment	24,984,967	29,987,438

Total assets	$26,955,891	$32,306,756

Partners’ Capital

Partners’ capital (deficit):

General partner	$(122,434)	$(68,926)

Limited partners	27,078,325	32,375,682

Total partners’ capital	$26,955,891	$32,306,756

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Net lease revenue (notes 1 and 3)	$698,985	$1,030,199	$2,460,197	$3,192,578

Other operating expenses:

Depreciation	735,684	773,547	2,269,256	2,315,045

Other general and administrative expenses	33,528	25,916	131,994	80,371

	769,212	799,463	2,401,250	2,395,416

Income (loss) from operations	(70,227)	230,736	58,947	797,162

Other income (loss):

Interest income	10,216	19,338	44,925	50,817

Net loss on disposal of equipment	(89,420)	35,729	(160,511)	(132,039)

Impairment losses	—	—	(2,400,085)	—

	(79,204)	55,067	(2,515,671)	(81,222)

Net income (loss)	$(149,431)	$285,803	$(2,456,724)	$715,940

Allocation of net income (loss):

General partner	$27,824	$42,125	$80,145	$126,531

Limited partners	(177,255)	243,678	(2,536,869)	589,409

	$(149,431)	$285,803	$(2,456,724)	$715,940

Limited partners’ per unit share of net income (loss)	$(0.06)	$0.08	$(0.85)	$0.20

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Cash Flows

(Unaudited)

	Nine Months Ended

	September 30,	September 30,
	2001	2000

Net cash provided by operating activities	$2,464,178	$3,626,852

Cash provided by investing activities:

Proceeds from disposal of equipment	250,838	340,614

Cash used in financing activities:

Distribution to partners	(2,894,141)	(3,059,671)

Net (decrease) increase in cash and cash equivalents	(179,125)	907,795

Cash and cash equivalents at January 1	1,706,333	1,019,220

Cash and cash equivalents at September 30	$1,527,208	$1,927,015

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

Effective June 1, 2001, the estimated depreciable life has been changed from a twelve-year life to a fifteen-year life and the estimated salvage value has been changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $38,000 from June 1 to September 30, 2001.

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 81 R12 Containers with a carrying value of $1,029,674. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the next several quarters. During the nine-month period ended September 30, 2001, the Partnership sold one refrigerated container which was targeted for sale as of June 30, 2001. The Partnership recognized a gain of $1,186 on this container.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease receivables at September 30, 2001 and December 31, 2000 were as follows:

	September 30,	December 31,
	2001	2000

Gross lease receivables	$1,209,453	$1,438,796

Less:

Direct operating payables and accrued expenses	468,463	358,870

Damage protection reserve	43,452	93,440

Base management fees payable	117,064	169,923

Reimbursed administrative expenses	34,166	75,348

Allowance for doubtful accounts	102,592	128,230

Net lease receivables	$443,716	$612,985

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2001 and 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Rental revenue (note 4)	$1,333,415	$1,643,032	$4,167,855	$5,060,555

Less:

Rental equipment operating expenses	473,427	445,865	1,206,783	1,247,765

Base management fees	91,081	111,883	286,363	345,774

Reimbursed administrative expenses	69,922	55,085	214,512	274,438

	$698,985	$1,030,199	$2,460,197	$3,192,578

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of September 30, 2001, the Partnership operated 8,196 twenty-foot, 3,447 forty-foot and 212 forty-foot high-cube marine dry cargo containers, as well as 501 twenty-foot and 278 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2001 and 2000 follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Dry cargo containers	$872,153	$1,102,047	$2,754,911	$3,354,350

Refrigerated containers	461,262	540,985	1,412,944	1,706,205

Total	$1,333,415	$1,643,032	$4,167,855	$5,060,555

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information required by SFAS No. 131.

(5)	New Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, “Accounting for Asset Retirement Obligations”, which is effective for all fiscal years beginning after June 15, 2002. This standard requires a company to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, and a corresponding increase in the carrying value of the related long-lived asset. During October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which is effective for all fiscal years beginning after December 15, 2001. SFAS No. 144 supersedes SFAS No. 121, but retains its fundamental provisions relating to the recognition and measurement of the impairment of long-lived assets to be held and used, and the measurement of long lived assets to be disposed of by sale. The Registrant has not yet determined the effect of adoption of either SFAS 143 or SFAS 144 on its financial position and results of operations.

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

The demand for dry cargo containers has continued to be adversely affected by the slowdown in the global economy and the resulting excess supply of containers. The terrorist attacks of September 11, 2001 resulted in further disruptions of global business activities and raised further questions as to the short-term direction of the global economy. Transpacific trade, a large proportion of which consists of technology-related goods, has been largely affected by the slowdown of the US economy. For the first time in many years, the aggregate GDP growth rates of the United States, Europe, and Japan have decelerated, contributing to lower utilization rates and higher container inventories throughout the world. Container imbalances for all trade routes involving Asia are expected to continue throughout the remainder of the year and through the first half of 2002. As a result of the increasing container inventories worldwide, the production of new containers has declined. Although a slowdown in new container production could have positive short and long-term effects for the container leasing industry, a reduction in new containers will not have a significant impact without an easing of current market constraints and a strengthening of the world’s economies. In response to the foregoing, the Leasing Company continues to implement a number of marketing initiatives which are designed to target identified leasing opportunities and enhance inventory management of the Registrant’s fleet.

The Registrant’s average fleet size and utilization rates for the three and nine-month periods ended September 30, 2001 and September 30, 2000 were as follows:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2001	2000	2001	2000

Average fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	15,559	15,763	15,630	15,770

Refrigerated containers	961	1,065	1,026	1,088

Average Utilization

Dry cargo containers	65%	75%	66%	75%

Refrigerated containers	85%	87%	81%	90%

Dry cargo container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 declined approximately 10% and 6%, respectively, when compared to the same three and nine-month periods in the prior year. Refrigerated container average per-diem rental rates for the three and nine-month periods ended September 30, 2001 decreased approximately 7% and 5%, respectively, when compared to the same three and nine-month periods in the prior year.

(Continued)

Three Months Ended September 30, 2001 Compared to the Three Months Ended September 30, 2000

Income (loss) from operations for the three months ended September 30, 2001 was a loss of $70,227, as compared to income of $230,736 during the corresponding period of 2000. The loss was primarily due the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cumulative effect on net lease revenue.

Net lease revenue of $698,985 for the three months ended September 30, 2001 was $331,214 lower than the corresponding period of 2000. The decrease was due to a $309,617 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s slightly smaller fleet size, lower utilization and per-diem rental rates. Other components of net lease revenue, including management fees, were lower by $20,802 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Direct operating expenses increased $27,562 when compared to the corresponding period in 2000. Contributing to the increase in direct operating expenses were storage, repositioning expenses, and the provision for doubtful accounts.

Depreciation expense of $735,684 for the three months ended September 30, 2001 was $37,863 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $23,400 for the three months ended September 30, 2001.

Other general and administrative expenses increased to $33,528 in the third quarter of 2001, from $25,916 in the corresponding period of 2000, an increase of $7,612 from the same period in 2000. Contributing to this increase were professional fees, costs related to investor communications and exchange rates losses.

Net loss on disposal of equipment was a result of the Registrant disposing of 90 containers during the three-month period ended September 30, 2001, as compared to 57 containers during the same period in 2000. These disposals resulted in a loss of $89,420 for the three-month period ended September 30, 2001, as compared to a gain of $35,729 for the three-month period ended September 30, 2000. The Registrant believes that the net loss on container disposals in the three-month period ended September 30, 2001 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. As a result of current world events and market conditions, the Registrant is re-evaluating its asset impairment criteria.

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

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 81 R12 Containers with a carrying value of $1,029,674. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the next several quarters. Included in the net loss on the disposal of equipment for the three-month period ended September 30, 2001 is a gain of $1,186 on the sale of one refrigerated container which was targeted for sale as of June 30, 2001.

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

(Continued)

Nine Months Ended September 30, 2001 Compared to the Nine Months Ended September 30, 2000

Income from operations for the nine-month period ended September 30, 2001 was $58,947, as compared to $797,162 during the corresponding period of 2000. The decline was primarily due the impact of current market constraints on utilization and per-diem rental rates, as well as the Registrant’s smaller fleet size, and their cumulative effect on net lease revenue.

Net lease revenue of $2,460,197 for the nine-month period ended September 30, 2001 was $732,381 lower than in the corresponding period of 2000. The decrease was due to a $892,700 decline in gross rental revenue (a component of net lease revenue) from the same period in 2000. Gross rental revenue was impacted by the Registrant’s slightly smaller fleet size, lower utilization and per-diem rental rates. Other components of net lease revenue, including rental equipment operating expenses, management fees, and reimbursed administrative expenses, were lower by a combined $160,319 when compared to the corresponding period in 2000, and partially offset the decline in gross lease revenue. Contributing to the decline in direct operating expenses were reductions in repair and maintenance expenses and the provision for doubtful accounts.

Depreciation expense of $2,269,256 for the nine-month period ended September 30, 2001 was $45,789 lower than the same period in 2000 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these depreciation changes is an increase in depreciation expense of approximately $38,000 from June 1 to September 30, 2001.

Other general and administrative expenses increased to $131,994 during the nine-month period ended September 30, 2001, from $80,371 in the corresponding period of 2000, representing an increase of $51,623 from the same period in 2000. Contributing to this increase were professional fees, costs related to investor communications and exchange rate losses.

Net loss on disposal of equipment was a result of the Registrant disposing of 159 containers during the first nine months of 2001, as compared to 141 containers during the first nine months of 2000. These disposals resulted in a loss of $160,511 for the nine-month period ended September 30, 2001, as compared to a loss of $132,039 for the nine-month period ended September 30, 2000.

Impairment charges were incurred by the Registrant relating to refrigerated container equipment with R12 refrigerant gas (the “R12 Containers”). In the second quarter of 2001, the Leasing Company undertook a review of the Registrant’s refrigerated container equipment. Due to the environmental impact of the R12 refrigerant gas and other R12 Container marketing considerations, the Leasing Company concluded that effective July 1, 2001, inventories of the Registrant’s R12 Containers would be targeted for immediate sale. It was concluded that the carrying value of the R12 Containers to be disposed of exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. Included in the net loss on the disposal of equipment for the nine-month period ended September 30, 2001 is a gain of $1,186 on the sale of one refrigerated container which was targeted for sale as of June 30, 2001.

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

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $2,464,178 and $3,626,852 during the first nine months of 2001 and 2000, respectively. The net cash generated in 2001 included earnings from operations and $102,543 in net lease receivables due from the Leasing Company. The net cash generated in 2000 reflected earnings from operations together with $57,310 in net lease receivables due from the Leasing Company.

(Continued)

Cash from Investing Activities: Net cash provided by investing activities was $250,838 and $340,614 in the first nine months of 2001 and 2000, respectively. These amounts represent sales proceeds generated from the sale of container equipment.

Cash from Financing Activities: Net cash used in financing activities was $2,894,141 during the first nine months of 2001 compared to $3,059,671 in the corresponding period of 2000. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

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

Date: November 14, 2001

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