Form 10-Q
period 2002-03-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2002-05-13
CIK 891332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM____TO____

Commission file number 0-23158

CRONOS GLOBAL INCOME FUND XIV, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3163375 (I.R.S. Employer Identification No.)

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

CRONOS GLOBAL INCOME FUND XIV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended March 31, 2002

			PAGE

PART I	—	FINANCIAL INFORMATION

Item 1.		Financial Statements

		Balance Sheets — March 31, 2002 and December 31, 2001 (unaudited)	4

		Statements of Operations for the three months ended March 31, 2002 and 2001 (unaudited)	5

		Statements of Cash Flows for the three months ended March 31, 2002 and 2001 (unaudited)	6

		Notes to Financial Statements (unaudited)	7

Item 2.		Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.		Quantitative and Qualitative Disclosures About Market Risk	15

PART II	—	OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2002 and December 31, 2001, statements of operations for the three months ended March 31, 2002 and 2001, and statements of cash flows for the three months ended March 31, 2002 and 2001.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2002	2001

Assets
Current assets:
Cash and cash equivalents, includes $1,692,649 at March 31, 2002 and $1,605,354 at December 31, 2001 in interest-bearing accounts	$1,709,435	$1,620,354
Net lease receivables due from Leasing Company (notes 1 and 2)	410,745	386,002

Total current assets	2,120,180	2,006,356

Container rental equipment, at cost	47,323,133	47,825,021
Less accumulated depreciation	24,145,347	23,707,013

Net container rental equipment	23,177,786	24,118,008

Total assets	$25,297,966	$26,124,364

Partners’ Capital
Partners’ capital (deficit):
General partner	$(162,574)	$(130,751)
Limited partners	25,460,540	26,255,115

Total partners’ capital	$25,297,966	$26,124,364

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2002	2001

Net lease revenue (notes 1 and 3)	$698,809	$959,668
Other operating expenses:
Depreciation	706,958	760,850
Other general and administrative expenses	30,354	49,275
Net loss on disposal of equipment	91,092	28,634

	828,404	838,759

(Loss) income from operations	(129,595)	120,909
Other income:
Interest income	5,248	19,881

Net (loss) income	$(124,347)	$140,790

Allocation of net (loss) income:
General partner	$(1,243)	$39,105
Limited partners	(123,104)	101,685

	$(124,347)	$140,790

Limited partners’ per unit share of net (loss) income	$(0.04)	$0.03

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Cash Flows

(Unaudited)

	Three months Ended

	March 31,	March 31,
	2002	2001

Net cash provided by operating activities	$649,876	$914,802
Cash provided by investing activities:
Proceeds from disposal of equipment	141,256	66,044
Cash used in financing activities:
Distribution to partners	(702,051)	(1,055,457)

Net increase (decrease) in cash and cash equivalents	89,081	(74,611)
Cash and cash equivalents at January 1	1,620,354	1,706,333

Cash and cash equivalents at March 31	$1,709,435	$1,631,722

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

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC. The Partnership shall continue until December 31, 2012, unless sooner terminated upon the occurrence of certain events.

The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. The Partnership offered 4,250,000 units of limited partnership interests at $20 per unit, or $85,000,000. The offering terminated on November 30, 1993, at which time 2,984,309 limited partnership units had been sold.

	(b)	Leasing Company and Leasing Agent Agreement

A Leasing Agent Agreement exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. Since the Leasing Agent Agreement meets the definition of an operating lease in Statement of Financial Accounting Standards (SFAS) No. 13, it is accounted for as a lease under which the Partnership is lessor and the Leasing Company is lessee.

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

(d)	Container Rental Equipment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Partnership effective January 1, 2002, without a significant impact on its financial statements. In accordance with SFAS No. 144, container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Because the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2002 and 2001.

In the second quarter of 2001, the Leasing Company undertook a review of the Partnership’s refrigerated container equipment. The purpose of the review was to consider recent changes in the marketplace and economic environment and to identify the consequences, if any, from an accounting perspective. The Leasing Company identified a number of issues that had an impact on the carrying value of certain equipment at June 30, 2001.

	i.	In 1992, the Montreal Protocol outlawed the production of the R12 refrigerant gas by developed countries. Since that date, shipping lines and leasing companies have operated fleets including refrigerated container equipment with the R12 refrigerant gas (the “R12 Containers”). However, the environmental impact of refrigerant gases has become increasingly prominent. On January 1, 2001, it became illegal for R12 to be handled, other than for disposal, in almost all countries that are members of the European Union.

	ii.	Several of the major shipping lines that lease from the Leasing Company, as well as other leasing companies, have committed to eliminating R12 Containers from their fleets in 2001. Inventories consisting of R12 Containers will continue to increase as shipping lines redeliver the containers from existing leases.

	iii.	During 2000, the Leasing Company completed a number of term leases for R12 Containers. However, over the course of 2001, the factors outlined above, together with the deteriorating economic environment, resulted in a very slow leasing market for R12 Containers. In addition, it is probable that residual prices for R12 Containers will decrease as R12 containers are redelivered from existing leases.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements
(d)	Container Rental Equipment (continued)

The Leasing Company considered the impact of these factors in June 2001 and decided to change the current marketing strategy for R12 Containers. The Leasing Company concluded that effective July 1, 2001, inventories of R12 Containers would be targeted for immediate sale. The Leasing Company also conducted a review of R12 Containers that were on lease at June 30, 2001.

Assets to be disposed of: In June 2001 the Leasing Company committed to a plan to dispose of 81 R12 Containers with a carrying value of $1,029,674. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. It is expected that these R12 Containers will be will be disposed of over the next several quarters. During the three-month period ended March 31, 2002, the Partnership sold one refrigerated container which was targeted for sale as of June 30, 2001. The Partnership recognized a gain of $1,750 on this container.

Assets to be held and used: The Leasing Company conducted a review of 210 R12 Containers with a carrying value of $2,529,995 that were on lease at June 30, 2001. It was concluded that the carrying value of these R12 Containers exceeded the future cash flows expected to result from the use of these containers and their eventual disposition, and therefore was not recoverable. Accordingly, in June 2001, a charge of $1,588,661 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows.

Container rental equipment is depreciated using the straight-line basis. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes is an increase to depreciation expense of approximately $16,400 from January 1 to March 31, 2002.

(e)	Financial Statement Presentation

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

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2002 and December 31, 2001 were as follows:

	March 31,	December 31,
	2002	2001

Gross lease receivables	$1,134,284	$1,108,942
Less:
Direct operating payables and accrued expenses	458,164	437,081
Damage protection reserve	49,467	45,251
Base management fees payable	113,170	121,095
Reimbursed administrative expenses	19,009	22,982
Allowance for doubtful accounts	83,729	96,531

Net lease receivables	$410,745	$386,002

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month period ended March 31, 2002 and 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Rental revenue (note 4)	$1,168,534	$1,464,638
Less:
Rental equipment operating expenses	322,707	329,631
Base management fees	79,755	100,775
Reimbursed administrative expenses	67,263	74,564

Net lease revenue	$698,809	$959,668

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2002, the Partnership operated 8,055 twenty-foot, 3,382 forty-foot and 209 forty-foot high-cube marine dry cargo containers, as well as 501 twenty-foot and 271 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month period ended March 31, 2002 and 2001 follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Dry cargo containers	$814,836	$985,829
Refrigerated containers	353,698	478,809

Total	$1,168,534	$1,464,638

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2002, 92% of the original equipment remained in the Registrant’s fleet, as compared to 93% December 31, 2001. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2002.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube

Containers on lease:
Master lease	2,973	992	97	173	37
Term lease (1-5 years)	2,927	1,184	49	217	130

Subtotal	5,900	2,176	146	390	167
Containers off lease	2,155	1,206	63	111	104

Total container fleet	8,055	3,382	209	501	271

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	723	8%	230	6%	7	3%	10	2%	79	23%

Remaining fleet at March 31, 2002	8,055	92%	3,382	94%	209	97%	501	98%	271	77%

During 2001, demand for dry cargo containers was adversely affected by the slowdown in the global economy resulting in an excess supply of containers in many locations. As a result of increasing worldwide container inventories during 2001, cautious forecasts for global economic recovery and a reduction in the level of capital available for new production, the demand for new container production declined. Accordingly, prices for new containers reached historic lows, creating further downward pressure on lease per-diem rates and container residual values.

At the end of 2001, the Registrant, CCC and the Leasing Company viewed this slowdown in new container production as having positive short and long-term effects for the container leasing industry. During the first quarter of 2002, the reduction in the level of funding for new container production, as well as a general improvement in the world’s economic climate, contributed to a decline in the level of off-hire container inventories for both leasing companies and shipping lines. During this period, the Registrant experienced an increase in demand for its dry cargo containers. The average monthly utilization of the Registrant’s dry cargo fleet increased from 66% in December 2001 to 69% in March 2002. At April 30, 2002, utilization of the Registrant’s dry cargo fleet had increased to approximately 72%. However, lease per-diem rates, which are influenced by new container prices and borrowing rates, remain depressed. An improvement in lease per-diem rates is not expected until new container prices increase to much higher levels. The Registrant, CCC and the Leasing Company expect the demand for cargo containers to continue to strengthen into the second quarter of 2002. The Leasing Company, on behalf of the Registrant, will seek to exploit the improving demand by repositioning off-hire equipment to locations of greatest demand and by pursuing leasing opportunities through the Leasing Company’s global marketing network.

Continued improvement throughout the latter part of 2002 will be dependent on the recovery and sustained growth of the global economy.

Despite recent improvements in container leasing market conditions, the effect of the slowdown in global economic conditions on the container leasing industry’s customers, the shipping lines, coupled with their acquisition of new, larger container ships, have created a condition of excess shipping capacity. The uncertainty over the financial strength of the shipping industry appears to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, with the expectation that some shipping lines, especially those involved with trans-Pacific trade, may experience financial difficulty, insolvency, or consolidation and ultimately influence the demand for leased containers. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2002 and March 31, 2001 were as follows:

	Three Months Ended

	March 31,	March 31,
	2002	2001

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	15,369	15,694
Refrigerated containers	1,046	1,067
Average utilization rates
Dry cargo containers	67%	69%
Refrigerated containers	71%	80%

Dry cargo container average per-diem rental rates for the three-month period ended March 31, 2002 declined approximately 19%, when compared to the same three-month period in the prior year. Refrigerated container average per-diem rental rates for the three-month period ended March 31, 2002 decreased approximately 12%, when compared to the same three-month period in the prior year.

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

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

Income (loss) from operations for the three months ended March 31, 2002 was a loss of $129,595, as compared to income of $120,909 during the corresponding period of 2001. The loss was primarily due to the cumulative effect of the impact of current market constraints on utilization and per-diem rental rates, and the Registrant’s smaller fleet size.

Net lease revenue of $698,809 for the three months ended March 31, 2002 was $260,859 lower than the corresponding period of 2001. The decrease was due to a $296,104 decline in gross rental revenue (a component of net lease revenue) from the same period in 2001. Gross rental revenue was impacted by the Registrant’s slightly smaller fleet size, lower utilization and per-diem rental rates. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $28,321 when compared to the corresponding period in 2001, and partially offset the decline in gross lease revenue. Rental equipment operating expenses decreased $6,924 when compared to the corresponding period in 2001. Contributing to the decrease in rental equipment operating expenses were lower repair and maintenance expenses, partially offset by increases in handling costs and the provision for doubtful accounts.

Depreciation expense of $706,958 for the three-month period March 31, 2002 was $53,892 lower than the same period in 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $16,400 for the three-month period ended March 31, 2002.

Other general and administrative expenses decreased to $30,354 in the first quarter of 2002, from $49,275 in the corresponding period of 2001, a decrease of $18,921. Contributing to this decrease was the reduction of net exchange rates losses.

Net loss on disposal of equipment was a result of the Registrant disposing of 146 containers during the three-month period ended March 31, 2002, as compared to 39 containers during the same period in 2001. These disposals resulted in a loss of $91,092 for the three-month period ended March 31, 2002, as compared to a loss of $28,634 for the three-month period ended March 31, 2001. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended March 31, 2002 and 2001.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $649,876 and $914,802 during the first three months of 2002 and 2001, respectively, primarily generated from the billing and collections of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2002 and 2001, included sales proceeds generated from the sale of rental equipment of $141,256 and $66,044, respectively.

Cash from Financing Activities: Net cash used in financing activities was $702,051 during the first three months of 2002 compared to $1,055,457 in the corresponding period of 2001. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

(b)    Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

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

Date: May 10, 2002

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