Form 10-Q
period 2003-03-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2003-05-14
CIK 891332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23158

CRONOS GLOBAL INCOME FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

California	94-3163375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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
Ended March 31, 2003

		PAGE

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets – March 31, 2003 (unaudited) and December 31, 2002	4
	Statements of Operations for the three months ended March 31, 2003 and 2002 (unaudited)	5
	Statements of Cash Flows for the three months ended March 31, 2003 and 2002 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	15
PART II — OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are the Registrant’s balance sheets as of March 31, 2003 and December 31, 2002, statements of operations for the three months ended March 31, 2003 and 2002, and statements of cash flows for the three months ended March 31, 2003 and 2002.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Balance Sheets

(Unaudited)

	March 31,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $1,811,235 at March 31, 2003 and $1,831,366 at December 31, 2002 in interest-bearing accounts	$1,987,538	$2,142,650
Net lease receivables due from Leasing Company (notes 1 and 2)	368,745	371,301

Total current assets	2,356,283	2,513,951

Container rental equipment, at cost	43,197,137	43,736,871
Less accumulated depreciation	(24,608,533)	(24,261,068)

Net container rental equipment	18,588,604	19,475,803

Total assets	$20,944,887	$21,989,754

Partners’ Capital
Partners’ capital (deficit):
General partner	$(291,815)	$(267,386)
Limited partners	21,236,702	22,257,140

Total partners’ capital	$20,944,887	$21,989,754

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net lease revenue (notes 1 and 3)	$683,712	$698,809
Other operating expenses:
Depreciation	645,943	706,958
Other general and administrative expenses	29,557	30,354
Net loss on disposal of equipment	51,046	91,092

Loss from operations	(42,834)	(129,595)
Other income:
Interest income	3,049	5,248

Net loss	$(39,785)	$(124,347)

Allocation of net loss:
General partner	$10,751	$(1,243)
Limited partners	(50,536)	(123,104)

	$(39,785)	$(124,347)

Limited partners’ per unit share of net loss	$(0.02)	$(0.04)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Cash Flows

(Unaudited)

	Three Months Ended

	March 31,	March 31,
	2003	2002

Net cash provided by operating activities	$678,583	$649,876
Cash provided by investing activities:
Proceeds from disposal of equipment	171,387	141,256
Cash used in financing activities:
Distribution to partners	(1,005,082)	(702,051)

Net increase (decrease) in cash and cash equivalents	(155,112)	89,081
Cash and cash equivalents at January 1	2,142,650	1,620,354

Cash and cash equivalents at March 31	$1,987,538	$1,709,435

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2003 and December 31, 2002 were as follows:

	March 31,	December 31,
	2003	2002

Gross lease receivables	$996,669	$988,442
Less:
Direct operating payables and accrued expenses	337,660	343,446
Damage protection reserve	48,373	58,148
Base management fees payable	95,746	95,631
Reimbursed administrative expenses	20,635	22,038
Allowance for doubtful accounts	125,510	97,878

Net lease receivables	$368,745	$371,301

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and three-month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Rental revenue (note 4)	$1,093,983	$1,168,534
Less:
Rental equipment operating expenses	274,468	322,707
Base management fees	73,607	79,755
Reimbursed administrative expenses	62,196	67,263

Net lease revenue	$683,712	$698,809

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of March 31, 2003, the Partnership operated 7,195 twenty-foot, 3,032 forty-foot and 193 forty-foot high-cube marine dry cargo containers, as well as 493 twenty-foot and 223 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2003 and 2002 follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Dry cargo containers	$738,699	$814,836
Refrigerated containers	355,284	353,698

Total	$1,093,983	$1,168,534

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At March 31, 2003, 83% of the original equipment remained in the Registrant’s fleet, as compared to 84% December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at March 31, 2003.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube

Containers on lease:
Master lease	2,930	1,075	101	224	40
Term lease (1-5 years)	3,135	1,221	64	228	115

Subtotal	6,065	2,296	165	452	155
Containers off lease	1,130	736	28	41	68

Total container fleet	7,195	3,032	193	493	223

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	1,583	18%	580	16%	23	11%	18	4%	127	36%

Remaining fleet at March 31, 2003	7,195	82%	3,032	84%	193	89%	493	96%	223	64%

The favorable market conditions that existed at the end of 2002 continued through the first quarter of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At March 31, 2003, the Registrant’s utilization measured 81% as compared to 80% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first quarter of 2003, the demand for leased containers contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers exceeded available supplies. The recent strong demand for leased containers is primarily attributable to shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. The demand created by these market conditions has also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. Additionally, the slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent, the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000.

(Continued)

Although the shipping lines’ recent trend to lease containers in lieu of purchasing them directly has created favorable market conditions for container lessors, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, the level of oil prices, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as a recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three-month periods ended March 31, 2003 and 2002 were as follows:

	Three Months Ended

	March 31,	March 31,
	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	13,778	15,369
Refrigerated containers	944	1,046
Average Utilization
Dry cargo containers	81%	67%
Refrigerated containers	82%	71%

Since December 2001, the combined per diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 13%. Most of this decline occurred in the first three months of 2002 and is attributable to three main factors:

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

Although per-diem rental rates have declined over the last 24 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

Three Months Ended March 31, 2003 Compared to the Three Months Ended March 31, 2002

Net lease revenue of $683,712 for the three months ended March 31, 2003 was $15,097 lower than the corresponding period of 2002. The decrease was due to a $74,551 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including rental equipment operating expenses management fees and reimbursed administrative expenses, were lower by $59,454 when compared to the corresponding period in 2002,

(Continued)

partially offsetting the decline in gross lease revenue. Contributing to the decrease in rental equipment operating expenses were lower storage and handling costs, and repositioning expenses, partially offset by increases in the provision for doubtful accounts, and repair and maintenance expenses.

Depreciation expense of $645,943 for the three-month period March 31, 2003 was $61,015 lower than the same period in 2002 due to a declining fleet size.

Other general and administrative expenses were $29,557 in the first quarter of 2003, compared to $30,354 in the corresponding period of 2002, a decrease of $797 or 3%.

Net loss on disposal of equipment was a result of the Registrant disposing of 171 containers during the three-month period ended March 31, 2003, as compared to 146 containers during the same period in 2002. These disposals resulted in a loss of $51,046 for the three-month period ended March 31, 2003, as compared to a loss of $91,092 for the three-month period ended March 31, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended March 31, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

An analysis is prepared each quarter in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which requires container rental equipment to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. The analysis estimates future cash flows from container rental equipment operations using available valuation methodologies and market information, including current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals. Since December 31, 2001, container leasing market conditions have strengthened, contributing to an improvement in many of these variables. However, since considerable judgement is required in determining future cash flows from container rental equipment operations, the estimated results may not be indicative of the amounts that could be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions. Additionally, the Registrant evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There was no impairment charge during the three-month periods ended March 31, 2003 and 2002.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $678,583 and $649,876 during the first three months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the three-month periods ending March 31, 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $171,387 and $141,256, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,005,082 during the first three months of 2003 compared to $702,051 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

(Continued)

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

(Continued)

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

PART II — OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: May 14, 2003

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

Date: May 14, 2003

/s/ DENNIS J. TIETZ Dennis J. Tietz President of CCC (Chief Executive Officer)

Cronos Global Income Fund XIV, L.P.

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

Date: May 14, 2003

/s/ JOHN KALLAS John Kallas Vice President and Chief Financial Officer of CCC

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

99	Certification pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.