Form 10-Q
period 2003-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2003-08-12
CIK 891332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23158

CRONOS GLOBAL INCOME FUND XIV, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3163375 (I.R.S. Employer Identification No.)

One Front Street, Suite 925, San Francisco, California 94111
(Address of principal executive offices)               (Zip Code)

(415) 677-8990
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2003

		PAGE
PART I -	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Balance Sheets — June 30, 2003 (unaudited) and December 31, 2002	4
	Statements of Operations for the three and six months ended June 30, 2003 and 2002 (unaudited)	5
	Statements of Cash Flows for the six months ended June 30, 2003 and 2002 (unaudited)	6
	Notes to Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15
PART II -	OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
Presented herein are the Registrant’s balance sheets as of June 30, 2003 and December 31, 2002, statements of operations for the three and six-months ended June 30, 2003 and 2002, and statements of cash flows for the six months ended June 30, 2003 and 2002.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Balance Sheets

(Unaudited)

	June 30,	December 31,
	2003	2002

Assets
Current assets:
Cash and cash equivalents, includes $1,633,049 at June 30, 2003 and $1,831,366 at December 31, 2002 in interest-bearing accounts	$1,813,762	$2,142,650
Net lease receivables due from Leasing Company (notes 1 and 2)	353,437	371,301

Total current assets	2,167,199	2,513,951

Container rental equipment, at cost	42,372,879	43,736,871
Less accumulated depreciation	(24,721,606)	(24,261,068)

Net container rental equipment	17,651,273	19,475,803

Total assets	$19,818,472	$21,989,754

Partners’ Capital
Partners’ capital (deficit):
General partner	$(343,547)	$(267,386)
Limited partners	20,162,019	22,257,140

Total partners’ capital	$19,818,472	$21,989,754

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Net lease revenue (notes 1 and 3)	$599,178	$605,700	$1,282,891	$1,304,509
Other operating expenses:
Depreciation	636,336	693,242	1,282,279	1,400,200
Other general and administrative expenses	28,622	27,877	58,179	58,231
Net loss on disposal of equipment	66,246	196,637	117,292	287,729

Loss from operations	(132,026)	(312,056)	(174,859)	(441,651)
Other income:
Interest income	2,360	5,029	5,409	10,277

Net loss	$(129,666)	$(307,027)	$(169,450)	$(431,374)

Allocation of net loss:
General partner	$(12,446)	$(3,071)	$(1,694)	$(4,314)
Limited partners	(117,220)	(303,956)	(167,756)	(427,060)

	$(129,666)	$(307,027)	$(169,450)	$(431,374)

Limited partners’ per unit share of net loss	$(0.04)	$(0.10)	$(0.06)	$(0.14)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Cash Flows

(Unaudited)

	Six Months Ended

	June 30,	June 30,
	2003	2002

Net cash provided by operating activities	$1,274,126	$1,237,516
Cash provided by investing activities:
Proceeds from disposal of equipment	398,818	416,480
Cash used in financing activities:
Distribution to partners	(2,001,832)	(1,429,221)

Net increase (decrease) in cash and cash equivalents	(328,888)	224,775
Cash and cash equivalents at January 1	2,142,650	1,620,354

Cash and cash equivalents at June 30	$1,813,762	$1,845,129

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the six-month periods ended June 30, 2003 and 2002.

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

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2003 and December 31, 2002 were as follows:

	June 30,	December 31,
	2003	2002

Gross lease receivables	$1,036,324	$988,442
Less:
Direct operating payables and accrued expenses	362,040	343,446
Damage protection reserve	66,747	58,148
Base management fees payable	93,602	95,631
Reimbursed administrative expenses	22,395	22,038
Allowance for doubtful accounts	138,103	97,878

Net lease receivables	$353,437	$371,301

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Rental revenue (note 4)	$1,085,117	$1,119,877	$2,179,100	$2,288,411
Less:
Rental equipment operating expenses	346,970	371,546	621,437	694,253
Base management fees	73,456	77,372	147,063	157,127
Reimbursed administrative expenses	65,513	65,259	127,709	132,522

Net lease revenue	$599,178	$605,700	$1,282,891	$1,304,509

(4)	Operating Segment

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

The Partnership derives its revenues from leasing marine cargo containers. As of June 30, 2003, the Partnership operated 7,085 twenty-foot, 2,990 forty-foot and 191 forty-foot high-cube marine dry cargo containers, as well as 490 twenty-foot and 199 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2003 and 2002 follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Dry cargo containers	$713,532	$763,215	$1,452,230	$1,578,052
Refrigerated containers	371,585	356,662	726,870	710,359

Total	$1,085,117	$1,119,877	$2,179,100	$2,288,411

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2003, 81% of the original equipment remained in the Registrant’s fleet, as compared to 84% December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2003.

	Dry Cargo			Refrigerated
	Containers			Containers

			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube

Containers on lease:
Master lease	2,912	1,054	102	213	33
Term lease (1-5 years)	3,065	1,217	66	222	89

Subtotal	5,977	2,271	168	435	122
Containers off lease	1,108	719	23	55	77

Total container fleet	7,085	2,990	191	490	199

	Dry Cargo						Refrigerated
	Containers						Containers

					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot

	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	1,693	19%	622	17%	25	12%	21	4%	151	43%

Remaining fleet at June 30, 2003	7,085	81%	2,990	83%	191	88%	490	96%	199	57%

The favorable market conditions that existed at the end of 2002 continued through the first six months of 2003, allowing the Registrant to maintain a high level of utilization for its containers. At June 30, 2003, the Registrant’s utilization for dry cargo containers measured 81% as compared to 80% at December 31, 2002.

Commencing with the later half of 2002 and continuing through the first six months of 2003, the demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent Europe and North America. In many parts of Asia and particularly in the south eastern ports, the demand for cargo containers continued to exceed available supplies. The continued strong demand for leased containers is primarily attributable to a favorable shipping market during 2003, combined with shipping lines purchasing fewer containers for their own account due to recent operating losses and requirements to deploy capital within other parts of their business. As a result, shipping lines have strategically made the decision to employ leased containers to meet their container requirements. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

The favorable shipping market conditions have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that exists during periods of surplus container supply. The slowdown and uneven recovery in the global economy during the 2001-2002 period led to reduced levels of capital available for new container investment. The lower levels of new container production during 2001 and the first half of 2002 addressed, to some extent,

(Continued)

the problems of container over-supply created by the higher levels of new container production achieved during 1999 and 2000. A favorable 2003 shipping market, combined with the current shortfall of containers, is expected to result in an increase in the production of new containers during 2003, in comparison to 2002 and 2001 production levels. However, new container production is expected to remain below the record container production levels achieved during 2000. The ultimate impact of the industry’s increase in new container production on the Registrant’s operations is not immediately known, however, new container availability may reduce the demand for the Registrant’s older containers.

Although favorable market conditions for container lessors currently exists, the uncertainty over the financial strength of the shipping industry remains a concern. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others have recently become insolvent during the first half of 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	13,550	15,046	13,666	15,203
Refrigerated containers	920	1,030	931	1,037
Average Utilization
Dry cargo containers	81%	73%	81%	70%
Refrigerated containers	85%	75%	83%	73%

Since the beginning of 2002, the combined per-diem rate for the Registrant’s fleet of dry cargo containers declined by approximately 14%. Most of this decline occurred in the first six months of 2002 and is attributable to three main factors:

1.	Per-diem rental rates decreased in correlation with the reduction of new container prices and interest rate levels;

2.	The Leasing Company converted lease agreements with certain shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases; and,

3.	The Leasing Company initiated new long-term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels.

Although per-diem rental rates have declined over the last 18 months to their current levels, slight increases in new container prices and an increase in demand for leased containers have resulted in the stabilization of per-diem rental rates since the second half of 2002. A significant improvement in lease per-diem rates is not expected until new container prices increase to much higher levels.

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

(Continued)

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Net lease revenue of $599,178 for the three months ended June 30, 2003 was $6,522 lower than the corresponding period of 2002. The decrease was due to a $34,760 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including rental equipment operating expenses, management fees and reimbursed administrative expenses, were lower by $28,238 when compared to the corresponding period in 2002, partially offsetting the decline in gross lease revenue. Contributing to the decrease in rental equipment operating expenses were lower storage and handling costs, and repair and maintenance expenses, reflecting improved on-hire volumes and the sale of certain older equipment, partially offset by an increase of $59,014 in costs for repositioning equipment from low demand locations to markets of higher demand. An increase in the provision for doubtful accounts also contributed to the decline of net lease revenue.

Depreciation expense of $636,336 for the three-month period June 30, 2003 was $56,906 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $28,622 in the second quarter of 2003, compared to $27,877 in the corresponding period of 2002, a decrease of $745 or 3%.

Net loss on disposal of equipment was a result of the Registrant disposing of 181 containers during the three-month period ended June 30, 2003, as compared to 309 containers during the same period in 2002. These disposals resulted in a loss of $66,246 for the three-month period ended June 30, 2003, as compared to a loss of $196,637 for the three-month period ended June 30, 2002. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2003 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment during the three-month periods ended June 30, 2003 and 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Net lease revenue of $1,282,891 for the six months ended June 30, 2003 was $21,618 lower than the corresponding period of 2002. The decrease was due to a $109,311 decline in gross rental revenue (a component of net lease revenue) from the same period in 2002. Gross rental revenue was impacted by lower average per-diem rental rates and the Registrant’s smaller fleet size. Other components of net lease revenue, including management fees and reimbursed administrative expenses, were lower by $14,876 when compared to the corresponding period in 2002, and partially offset the decline in gross lease revenue. Rental equipment operating expenses decreased $72,816 when compared to the corresponding period in 2002. Contributing to the decrease in rental equipment operating expenses were lower handling and storage costs, reflecting improved on-hire volumes and the sale of certain older equipment. Such costs were partially offset by an increase of $44,241 in expenses for repositioning equipment from low demand locations to markets of higher demand. An increase in the provision for doubtful accounts also contributed to the decline of net lease revenue.

Depreciation expense of $1,282,279 for the six-month period June 30, 2003 was $117,921 lower than the same period in 2002, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $58,179 in the first six months of 2003, compared to $58,231 in the corresponding period of 2002, a decrease of $52 or 0.10%.

Net loss on disposal of equipment was a result of the Registrant disposing of 352 containers during the six-month period ended June 30, 2003, as compared to 455 containers during the same period in 2002. These disposals resulted in a loss of $117,292 for the six-month period ended June 30, 2003, as compared to $287,729 for the six-month period ended June 30, 2002. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2003 and 2003.

(Continued)

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,274,126 and $1,237,516 during the first six months of 2003 and 2002, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2003 and 2002, included sales proceeds generated from the sale of rental equipment of $398,818 and $416,480, respectively.

Cash from Financing Activities: Net cash used in financing activities was $2,001,832 during the first six months of 2003 compared to $1,429,221 in the corresponding period of 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

Critical Accounting Policies

Container equipment — depreciable lives: Container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant re-evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

Container equipment — valuation: The Registrant reviews container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Registrant considers assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant periodically evaluates future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
31.1	Rule 13a-14 certifications	Filed with this document
31.2	Rule 13a-14 certifications	Filed with this document
32	Section 1350 certifications	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XIV, L.P.

By	Cronos Capital Corp. The General Partner

By	/s/ Dennis J. Tietz Dennis J. Tietz President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas John Kallas Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: August 12, 2003

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing

3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*
3(b)	Certificate of Limited Partnership of the Registrant	**
10	Form of Leasing Agent Agreement with Cronos Containers Limited	***
31.1	Rule 13a-14 certifications	Filed with this document
31.2	Rule 13a-14 certifications	Filed with this document
32	Section 1350 certifications	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not deemed to be “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.