Form 10-K
period 2003-12-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2004-03-26
CIK 891332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [   ] . No [X] .

The aggregate market value of the voting stock held by non-affiliates of the registrant is not applicable.

Documents incorporated by Reference

Prospectus of Cronos Global Income Fund XIV, L.P., dated December 1, 1992 included as part of Registration Statement on Form S-1 (No. 33-51810)

IEA INCOME FUND IX,

Report on Form 10-K for the Fiscal Year
Ended December 31, 2003

PART I

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

     The general partner of the Registrant is Cronos Capital Corp. (“CCC”), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are ultimately wholly-owned by The Cronos Group, a holding company registered in Luxembourg (the “Parent Company”) and are collectively referred to as the “Group.” The activities of the container division of the Group are managed through the Group’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Company”). The Leasing Company manages the leasing operations of all equipment owned by the Group on its behalf or on behalf of other third-party container owners, including all programs organized by CCC.

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

     The Registrant derives revenues from dry cargo containers and refrigerated containers. As of December 31, 2003, the Registrant operated 6,775 twenty-foot, 2,823 forty-foot and 188 forty-foot high-cube marine dry cargo containers, as well as 477 twenty-foot and 164 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Registrant, by product, for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Dry cargo containers	$2,904,414	$3,083,465	$3,595,116
Refrigerated containers	1,453,437	1,375,452	1,824,276

Total	$4,357,851	$4,458,917	$5,419,392

     Due to the Registrant’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide the geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading. Accordingly, the Registrant believes that it does not possess discernible geographic reporting segments as defined in SFAS 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”.

     One sub-lessee of the Leasing Company, Mediterranean Shipping Company S.A. (“MSC”), generated approximately 17% or $742,174 of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2003. One sub-lessee of the Leasing Company, MSC, contributed approximately 15% or $822,957, and 16% or $904,779, of the Leasing Company’s rental revenue earned on behalf of the Registrant during 2002 and 2001, respectively. MSC is a private company located in Switzerland and is ranked as the second largest container liner operator in the world.

     (c) Narrative Description of Business

     (c)(1)(i) A marine cargo container is a reusable metal container designed for the efficient carriage of cargo with a minimum of exposure to loss from damage or theft. Containers are manufactured to conform to worldwide standards of container dimensions and containership fittings adopted by the International Standards Organization (“ISO”) in 1968. The standard container is either 20’ long x 8’ wide x 8’6” high (one twenty-foot equivalent unit (“TEU”), the standard unit of physical measurement in the container industry) or 40’ long x 8’ wide x 8’6” high (two TEU). Standardization of the construction, maintenance and handling of containers allows containers to be picked up, dropped off, stored and repaired efficiently throughout the world. This standardization is the foundation on which the container industry has developed.

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

     One of the primary benefits of containerization has been the ability of the shipping industry to effectively lower freight rates due to the efficiencies created by standardized intermodal containers. Containers can be handled much more efficiently than loose cargo and are typically shipped via several modes of transportation, including truck, rail and ship. Containers require loading and unloading only once and remain sealed until arrival at the final destination, significantly reducing transport time, labor and handling costs and losses due to damage and theft. Efficient movement of containerized cargo between ship and shore reduces the amount of time that a ship must spend in port.

     The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 17 million TEU by the end of 2003.

     The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.

     Benefits of Leasing

     The container fleets of leasing companies represent approximately 46% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their equipment from container leasing companies and, in doing so, achieve the following financial and operational benefits:

•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

•	Leasing enables shipping lines to expand their routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and storage costs.

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

•	Master lease. Master leases are leases under which a customer may lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing customers to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire fees) than term leases. Ocean carriers generally use one-way leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage. The commercial terms of master leases are usually negotiated annually.

•	Term lease. Term leases are for a fixed period of time and include both long and short-term commitments, typically varying from three to five years. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. In most cases, however, equipment cannot be returned prior to the expiration of the lease. Term leases provide greater revenue stability to the lessor, but at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for identified containers for a specified term. They differ from master leases in that they define the number of containers to be leased and the lease term.

     The percentage of equipment on term leases as compared to master leases varies widely among leasing companies, depending upon each company’s leasing strategy regarding profit margins, operating costs and cash flows.

     Lease rates depend on several factors including a customer’s financial strength, type of lease, length of term, type and age of the equipment, equipment replacement costs, interest rates, maintenance provided, and market conditions.

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

     Customers

     The Registrant is not dependent upon any particular sub-lessee or group of sub-lessees of the Leasing Company. Only one sub-lessee accounted for more than 10% of the Leasing Company’s rental revenue earned on behalf of the Registrant. This sub-lessee, MSC, generated approximately 17% or $742,174 of the Leasing Company’s rental revenue earned during 2003 on behalf of the Registrant. The majority Leasing Company’s customers are billed and pay in United States dollars.

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

     The Registrant may be subject to unexpected loss in rental revenue from sub-lessees of its containers that default under their container lease agreements with the Leasing Company. The Registrant and Leasing Company maintain insurance against loss or damage to the containers, loss of lease revenue in certain cases and costs of container recovery and repair in the event that a customer declares bankruptcy.

     Fleet Profile

     The Registrant acquired high-quality dry cargo containers manufactured to specifications that exceed ISO standards and are designed to minimize repair and operating costs.

     Dry cargo containers are the most commonly used type of container in the shipping industry. The Registrant’s dry cargo container fleet is constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater strength, damage and corrosion resistance than mild steel.

     Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit, vegetables and photographic film. All of the Registrant’s refrigerated containers have high-grade stainless steel interiors. The majority of the Registrant’s 20-foot refrigerated containers have high-grade stainless steel outer walls, while most of the Registrant’s 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance.

     The Registrant purchased its dry cargo containers from manufacturers in China, Korea, Indonesia, Thailand, and India. The Registrant’s refrigerated containers were purchased mainly from Korean manufacturers. The majority of its refrigeration units were purchased from Carrier Transicold, the primary container refrigeration unit supplier in the United States.

     As of December 31, 2003, the Registrant owned 6,775 twenty-foot, 2,823 forty-foot and 188 forty-foot high-cube marine dry cargo containers, as well as 477 twenty-foot and 164 forty-foot marine refrigerated cargo containers. The following table sets forth the number of containers on lease, by container type and lease type as of December 31, 2003:

Number of
Containers on Lease
20-Foot Dry Cargo Containers:
Term Leases	1,435
Master Leases	4,521

Total on lease	5,956

40-Foot Dry Cargo Containers:
Term Leases	429
Master Leases	1,832

Total on lease	2,261

40-Foot High-Cube Dry Cargo Containers:
Term Leases	48
Master Leases	122

Total on lease	170

20-Foot Refrigerated Cargo Containers:
Term Leases	192
Master Leases	220

Total on lease	412

40-Foot Refrigerated Cargo Containers:
Term Leases	109
Master Leases	29

Total on lease	138

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

     Disposition of Used Containers

     The Leasing Company estimates that the period for which a container may be used by the Registrant as a leased marine cargo container ranges from 12 to 15 years. On behalf of the Registrant, the Leasing Company disposes of used containers in a worldwide market in which buyers include wholesalers, mini-storage operations, construction companies and others. Although a used refrigerated container will command a higher price than a used dry cargo container, a dry cargo container will achieve a higher percentage of its original price. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location. As the Registrant’s fleet ages, a larger proportion of its revenue and cash flow may be derived from selling its containers.

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

     In recent years, the Leasing Company and other lessors have developed certain internet-based applications. For the Leasing Company, these applications allow customers access to make on-line product inquiries. The Leasing Company is continuing to develop its internet-based business and will introduce other internet options in the future, as soon as suitable applications are identified.

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

     (c)(1)(vii) For the year ended December 31, 2003, one sub-lessee of the Leasing Company, MSC, accounted for approximately 17% or $742,174 of the Leasing Company’s rental revenue earned on behalf of the Registrant. The Registrant does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest customers could have an adverse effect upon its business.

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

     The Leasing Company, on behalf of the Registrant, competes with various container leasing companies in the markets in which it conducts business. including Transamerica Leasing, GE Seaco, Triton Container International Ltd., Textainer Group and others. Mergers and acquisitions have been a feature of the container leasing industry for over a decade and the leasing market is essentially comprised of three broad groups: the very large (in TEU terms) market leaders, GESeaCo, Textainer Group, Transamerica Leasing, Triton Container International Ltd., and Interpool Inc., which between them, with fleets of around 1 million TEU each in mid-2002, control approximately of two thirds of the total leased fleet; a middle tier of companies, which includes Cronos, possessing fleets in the 200,000 to 500,000 TEU range; and the smaller more specialized fleet operators. In recent years, several major leasing companies, as well as numerous smaller ones, have been acquired by competitors. The Leasing Company believes that the current trend toward consolidation in the container leasing industry will continue, up to a point. Ocean carriers have a tendency to support a number of lessors simultaneously in order to maximize competition and increase the number of available locations for redelivery of containers. Economies of scale, worldwide operations, diversity, size of fleet and financial strength are increasingly important to the successful operation of a container leasing business. Additionally, as containerization continues to grow, and regions such as China, South America and the Indian sub-continent generate an increasing volume of containerized cargo, customers may demand more flexibility from leasing companies regarding per-diem rates, pick-up and drop-off locations, and the availability of containers.

     Some of the Leasing Company’s competitors with larger fleets have greater financial resources than the Leasing Company and may be more capable of offering lower per-diem rates on a larger fleet. In the Leasing Company’s experience, however, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. Furthermore, by having as many suppliers as possible, the carrier is able to maximize the number of off-hires and off-hire locations available, as typically each supplier may limit the number of containers that can be off-hired by location. The advantage to the carrier is that this prevents the carrier from being burdened with an excess number of off-hired containers, which incur both storage and per-diem charges, in a low demand market.

     (c)(1)(xi) Inapplicable.

     (c)(1)(xii) Environmental Matters

     Countries that are signatories to the Montreal Protocol on the environment agreed in November 1992 to restrict the use of environmentally destructive refrigerants, banning the production (but not use) of refrigerant gases that are chlorofluorocarbon compounds (“CFCs”) beginning in January 1996. CFCs are used in the operation, insulation and manufacture of refrigerated containers. The environmental impact of CFCs has become increasingly prominent. On January 1, 2001, it became illegal for environmentally-destructive refrigerants to be handled, other than for disposal, in most member countries of the European Union. In the second quarter of 2001, the Leasing Company conducted a review of the Registrant’s refrigerated container equipment, which resulted in the recording of impairment charges on those containers using a CFC refrigerant, affecting both containers on and off-hire. The Leasing Company has implemented a disposal program for the Registrant’s impaired, refrigerated containers. This program has targeted the off-hire containers for immediate disposal. Those that are currently on lease will be disposed of when redelivered and off-hired by the lessee. These impaired, refrigerated containers may command lower prices in the used container market.

     In the past, the Leasing Company has retrofitted certain refrigerated containers with non-CFC refrigerants. The Leasing Company has decided not to retrofit any containers owned by the Registrant. In the unlikely event that retrofitting expenses should be required, the Registrant believes they would not be material to its results of operations.

     (c)(1)(xiii) The Registrant, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 29, 2004, CCC had 11 employees, consisting of 3 officers, 5 other managers and 3 clerical and staff personnel and the Leasing Company had 30 employees, consisting of 2 officers, 13 other managers, and 15 clerical and staff personnel.

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

Item 2. Properties

     As of December 31, 2003, the Registrant owned 6,775 twenty-foot, 2,823 forty-foot and 188 forty-foot high-cube marine dry cargo containers, as well as 477 twenty-foot and 164 forty-foot refrigerated cargo containers, suitable for transporting cargo by rail, sea or highway. The average age, manufacturers’ invoice cost and estimated useful life of the Registrant’s containers as of December 31, 2003 were as follows:

	Estimated
	Useful Life	Average Age	Average Cost
20-Foot Dry Cargo Containers	12-15 years	11 years	$2,453
40-Foot Dry Cargo Containers	12-15 years	11 years	$4,156
40-Foot High-Cube Dry Cargo Containers	12-15 years	7 years	$3,535
20-Foot Refrigerated Cargo Containers	12-15 years	10 years	$17,827
40-Foot Refrigerated Cargo Containers	12-15 years	11 years	$19,791

     Utilization by lessees of the Registrant’s containers fluctuates over time depending on the supply of and demand for containers in the Registrant’s inventory locations. During 2003, utilization of the dry cargo and refrigerated container fleet averaged 82% and 83%, respectively.

     During 2003, the Registrant disposed of 532 twenty-foot, 260 forty-foot and 7 forty-foot high-cube marine dry cargo containers, as well as 19 twenty-foot and 62 forty-foot refrigerated cargo containers at an average net loss on disposal of $440 per container.

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

     (a)(1)(ii)  Inapplicable.

     (a)(1)(iii) Inapplicable.

     (a)(1)(iv) Inapplicable.

     (a)(1)(v)  Inapplicable.

     (a)(2)       Inapplicable.

     (b)           Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2003
	Units of limited partnership interests	4,099

     (c) Dividends

     Inapplicable. For the distributions made by the Registrant to its limited partners, see Item 6, “Selected Financial Data.”

     (d) Securities authorized for issuance under equity compensation plans

     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2003	2002	2001	2000	1999
Net lease revenue	$2,602,764	$2,626,409	$3,141,175	$4,332,091	$4,011,372
Net (loss) income	$(402,067)	$(986,224)	$(2,585,671)	$1,025,096	$878,989
Net (loss) income per unit of limited partnership interest	$(0.13)	$(0.33)	$(0.90)	$0.29	$0.23
Cash distributions per unit of limited partnership interest	$1.26	$1.01	$1.15	$1.32	$1.40
At year-end:
Total assets	$17,680,268	$21,989,754	$26,124,364	$32,306,756	$35,409,876
Partners’ capital	$17,680,268	$21,989,754	$26,124,364	$32,306,756	$35,409,876

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Registrant’s historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.

     The information in this Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” within the meaning of the securities law. These forward-looking statements reflect the current view of the Registrant and CCC, with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the control of the Registrant and CCC. All statements other than statements of historical facts included in this Report, including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Registrant’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Registrant are forward-looking statements.

     All forward-looking statements speak only as of the date of this Report. The Registrant does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Registrant and CCC believe that their plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Registrant and CCC can give no assurance that these plans, intentions or expectations will be achieved. Future economic, political and industry trends that could potentially impact revenues and profitability are difficult to predict, as well as the risks and uncertainties including, but not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, changes within the global shipping industry, the financial strength of the shipping lines and other sub-lessees of the Registrant’s containers, fluctuations in new container prices, changes in the costs of maintaining and repairing used containers, changes in competition, changes in the ability of the Leasing Company to maintain insurance on behalf of the Registrant’s container fleet, as well as other risks detailed herein and from time to time in the Registrant’s filings with the Securities and Exchange Commission.

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

     From inception through February 29, 2004, the Registrant has distributed, on a cash basis, $46,908,558 in cash from operations and $2,561,530 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $49,470,088, or 83% of the limited partners’ original invested capital. Distributions are paid monthly based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     At December 31, 2003, the Registrant had $1,647,319 in cash and cash equivalents, a decrease of $495,331 and an increase of $26,965 from the cash balances at December 31, 2002 and 2001, respectively. The Registrant invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds.

     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $2,482,375 during 2003 compared to $2,529,650 during 2002.

     Cash from Investing Activities: Net cash provided by investing activities was $929,713 and $1,141,032 in 2003 and 2002, respectively. Cash provided by investing activities during 2003 represent sales proceeds generated from the sale of rental equipment.

     Cash from Financing Activities: Net cash used in financing activities was $3,907,419 during 2003 compared to $3,148,386 during 2002. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s continuing container disposals, as well as current market conditions, should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods.

Off-Balance Sheet Arrangements

     As part of the Registrant’s ongoing business, the Registrant does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2003, the Registrant was not involved in any material unconsolidated SPE transactions.

Contractual Obligations

     As of December 31, 2003, the Registrant did not have any contractual obligations or commercial commitments.

Results of Operations

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

     Pursuant to the Limited Partnership Agreement of the Registrant, all authority to administer the business of the Registrant is vested in CCC. A Leasing Agent Agreement (“Agreement”) exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.

     The primary component of the Registrant’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from gross lease revenues billed by the Leasing Company from the leasing of the Registrant’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Registrant’s fleet. Direct operating expenses are direct costs associated with the Registrant’s containers. Direct operating expenses may be categorized as follows:

•	Activity-related expenses include agents costs and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses relate to off-hire containers and comprise storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses include legal costs, insurance and provisions for doubtful accounts.

     At December 31, 2003, approximately 77% of the original equipment remained in the Registrant’s fleet, as compared to approximately 84% at December 31, 2002. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at December 31, 2003.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	4,521	1,832	122	220	29
Term lease (1-5 years)	1,435	429	48	192	109

Subtotal	5,956	2,261	170	412	138
Containers off lease	819	562	18	65	26

Total container fleet	6,775	2,823	188	477	164

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	2,003	23%	789	22%	28	13%	34	7%	186	53%

Remaining fleet at December 31, 2003	6,775	77%	2,823	78%	188	87%	477	93%	164	47%

     Industry observers report that global container trade grew by an estimated 8% during 2003, contributing to favorable container leasing market conditions, including high levels of demand for existing containers and a decline in off-hire container inventories. As a result, the Registrant maintained a high level of utilization for its dry cargo containers, with an average of 82% during 2003 as compared to 74% and 66% in 2002 and 2001, respectively. The current leasing market contrasts sharply with the container leasing market conditions experienced during 2001, when the demand for dry cargo containers was adversely affected by a slowdown in the global economy, contributing to lower utilization rates and higher container inventories throughout the world.

'

     The demand for leased containers by the global container shipping industry has contributed to reducing off-hire inventories primarily in Asia, and to a lesser extent in Europe and North America. In many parts of Asia and particularly in the southeastern ports, the demand for cargo containers continued to exceed available supplies. The preference by shipping lines to employ leased containers to meet their container requirements also contributed to the strong demand for leased containers during 2003. However, in response to a favorable shipping market, there are indications of an increased willingness by the shipping lines to purchase and finance the acquisition of new containers at higher levels in the near future, which may impact the demand for leased containers.

     Favorable shipping market conditions, combined with lower equipment costs and short term leases for older containers, have also resulted in the shipping lines’ diminishing discrimination against leasing older containers, a condition that typically exists during periods of surplus container supply. The favorable 2003 shipping market, combined with the current shortfall of containers, has resulted in an increase in the production of new containers during 2003 to a level that is expected to surpass record levels of previous years. The level of new container investment in 2004 is forecasted to equal or exceed the record levels of 2003. The ultimate impact of the increase in new container production on the Registrant’s operations is not immediately known, however, an increase in new container availability may reduce the demand for the Registrant’s older containers.

     Despite the benefits derived from favorable market conditions generated by the growth in world trade and strong growth in trade volumes to and from China, the uncertainty over the financial strength of the shipping industry remains a concern. Shipping lines are faced with rising container imbalances in most major trade routes and rising operating costs associated with repositioning empty containers into high demand locations. In addition, and freight rates, despite recent increases, remaining at levels lower than those achieved during previous years. The Registrant, CCC and the Leasing Company believe these conditions favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few years. The Registrant, CCC and the Leasing Company continue to remain cautious, as some shipping lines reported operating losses during 2002, while others became insolvent during 2003. The financial impact of such losses for these shipping lines may eventually influence the demand for leased containers as some shipping lines may experience additional financial difficulties, consolidate or become insolvent. Although the ultimate outcome, as well as its impact on the container leasing industry and the Registrant’s results of operations, is unknown, CCC, on behalf of the Registrant, will work closely with the Leasing Company to monitor outstanding receivables, collections, and credit exposure to various existing and new customers.

     Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, as well as the recent increase in new container production, all of which may temper the current demand for leased containers.

     The Registrant’s average fleet size and utilization rates for the years ended December 31, 2003, 2002 and 2001 were as follows:

	2003	2002	2001
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	13,401	14,780	15,591
Refrigerated containers	886	1,007	1,066
Average utilization rates
Dry cargo containers	82%	74%	66%
Refrigerated containers	83%	75%	77%

     Since December 2001, the combined per-diem rental rate for the Registrant’s fleet of dry cargo containers declined by approximately 14%, while the combined per-diem rental rate for the Registrant’s fleet of refrigerated containers declined by 25%. This decline is attributable to four main factors:

•	Per-diem rental rates decreased in correlation with the reduction in new container prices;

•	The Leasing Company converted lease agreements with several shipping lines from master to long-term lease, providing greater revenue stability but at lower lease rates than those earned under master leases;

•	The Leasing Company initiated new term leases for older equipment resulting in lower per-diem rates, while significantly reducing off-hire container inventory levels; and,

•	Interest rates, which influence per-diem rental rates, decline throughout the world’s economies.

     The decline in the aforementioned per-diem rental rates contributed to a decline in gross lease revenue. However, higher utilization levels during the year contributed significantly to lower direct operating expenses due to the reduction in storage and other inventory-related expenses.

     Although per-diem rental rates have declined during the aforementioned period, an increase in new container prices, as well as an increase in demand for leased containers resulted in the stabilization of per-diem rental rates during 2003. A significant improvement in lease per-diem rates is not expected until new container prices increase to levels much higher than those experienced during 2003.

     Net lease revenue was $2,607,264 for the year ended December 31, 2003 compared to $2,626,409 for the prior year. The decrease was due to a $101,066 decline in gross rental revenue partially offset by a $52,333 decrease in rental equipment operating expenses from the year ended December 31, 2002. Gross rental revenue was impacted by the Registrant’s smaller fleet size and a 4% decline in the average per-diem rental rates for dry cargo containers, partially offset by a 3% increase in the average per-diem rental rates for refrigerated containers during 2003. The decrease in direct operating expense was attributable to the Registrant’s higher combined utilization rate in 2003, and its impact on activity-based expenses such as storage, handling and repair and maintenance, partially offset by an increase in repositioning expenses. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $24,588 when compared to 2002, and partially offset the decline in gross lease revenue.

     During 2003, the Leasing Company employed a leasing strategy that included a repositioning program, whereby the Registrant’s off-hire containers in low demand locations, primarily the U.S. East Coast and certain European locations, were repositioned to high demand locations within Asia and other Far East locations. The leasing Company and CCC believes that the cost of repositioning containers is more than offset from the savings in storage and inventory related expenses, combined with future lease revenues derived from the containers. The Leasing Company, on behalf of the Registrant, has modified many of its lease agreements with the shipping lines to safeguard against the future build-up of container inventories in low demand locations.

     Depreciation expense of $2,516,389 in 2003 declined by $216,957 when compared to 2002 a direct result of the Registrant’s aging and declining fleet size.

     Other general and administrative expenses were $110,434 in 2003, consistent with 2002.

     Net loss on disposal of equipment was a result of the Registrants disposal of 880 containers in 2003, as compared to 1,257 containers during 2002. These disposals resulted in a net loss of $387,529 during 2003, compared to a net loss of $787,997 during 2002. Fewer containers were disposed during 2003 compared to 2002 due to the high demand for leased containers which reduced the number of containers available for disposal. The Registrant believes that the net loss on container disposals in 2003 was a result of various factors, including the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods will also contribute to fluctuations in the net gain or loss on disposals.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Net lease revenue was $2,626,409 for the year 2002 compared to $3,141,175 for the prior year. The decrease was due to a $960,475 decline in gross rental revenue partially offset by a $359,307 decrease in rental equipment operating expenses from the year 2001. Gross rental revenue was impacted by the Registrant’s smaller fleet size and lower per-diem rental rates. The decrease in direct operating expense was attributable to the Registrant’s higher utilization rate in 2002, and its impact on activity based expenses such as storage, handling and repair and maintenance. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $86,402 when compared to the year 2001, and partially offset the decline in gross lease revenue.

     Depreciation expense of $2,733,346 in 2002 was $248,065 lower than 2001 due to a declining fleet size. Effective June 1, 2001, the Registrant changed the estimated life of its rental container equipment from an estimated 12 year life to a 15 year life, and its estimated salvage value from 30% to 10% of original equipment cost. The effect of these changes was an increase in depreciation expense of approximately $25,400 in the year 2002.

     Other general and administrative expenses were $110,785 in 2002, a decrease of $54,140 or 33% when compared to 2001. Contributing to this decrease were professional fees, costs related to investor communications and net exchange rate losses.

     Net loss on disposal of equipment was a result of the Registrant disposing of 1,257 containers during 2002, as compared to 256 containers during 2001. These disposals resulted in a net loss of $787,997 for 2002 as compared to a net loss of $232,413 for 2001. The Registrant believes that the net loss on container disposals in 2002 was a result of various factors including the age, condition, suitability for continued leasing, as well as the geographic location of the containers when disposed.

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

Assets to be disposed of: In June 2001, the Leasing Company committed to a plan to dispose of 81 R12 Containers with a carrying value of $1,029,674. It was concluded that the carrying value of these R12 Containers exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. Fair value was determined by discounting future expected cash flows. At December 31, 2002, 34 of the original 81 R12 refrigerated containers have been disposed. Although the 47 R12 refrigerated containers were originally classified as held for sale after their impairment in June 2001, the Registrant has reclassified these containers as held and used as of December 31, 2002, with 23 R12 refrigerated containers on-hire under term and master leases, 20 R12 refrigerated containers off-hire and available for lease, and four R12 refrigerated containers off-hire and available for disposal. Included in the net loss on the disposal of equipment for the years 2002 and 2001 are gains of $22,824 and $1,186 on the sale of 33 and one refrigerated container, respectively, that were targeted for sale as of June 30, 2001.

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

Critical Accounting Policies

     Container equipment – depreciable lives: The Registrant’s container rental equipment is depreciated over a useful life of 15 years to a residual value of 10%. The Registrant and CCC evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.

     Container equipment – valuation: The Registrant and CCC review container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Registrant and CCC consider assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or projected discounted cash flows from related operations. The Registrant and CCC evaluate future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, reserves for the impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

     Allowance for doubtful accounts: The Leasing Company continually tracks the Registrant’s credit exposure to each of the sub-lessees of the Registrant’s containers using specialist third-party credit information services and reports prepared by its local staff to assess credit applications. The Leasing Company’s credit committee meets quarterly to analyze the performance of existing customers and to recommend actions taken in order to minimize credit risk. The Leasing Company derives an allowance for doubtful accounts from specific amounts provided against known probable losses plus an additional amount based on historical loss experience. However, the Registrant’s net lease revenue may be subject to unexpected loss resulting from sub-lessees of its containers that default under their container lease agreements with the Leasing Company.

New Accounting Pronouncements

     In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material impact on the Registrant’s results of operations and financial condition.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the Financial Accounting Standards Board issued an Interpretation that clarified and modified FIN 46 (“Revised Interpretations”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Registrant does not expect FIN 46 to have a material impact on its results of operations and financial condition.

     In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial statements.

Inflation

The Registrant believes inflation has not had a material adverse affect on the results of its operations.

Risk Factors That Could Affect Future Results

     Because of the following factors, as well as other variables affecting the Registrant’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.

     Dependence of the Container Leasing Business on the Volume of World Trade and Other Factors. Containers, particularly marine dry cargo containers, are relatively simple, and fungible, items of capital equipment. While one distinguishing characteristic of container leasing companies is the level of service they provide to lessees, fundamentally the success of the container leasing business depends upon the level of demand for leased containers. While there is continuing demand from customers to transport their cargo in containers rather than by break-bulk methods, this demand, in turn, largely depends upon levels of world trade and the supply of containers relative to demand. When the volume of world trade decreases, container leasing companies are particularly apt to suffer since container lessees, most of which also have their own fleets of containers, generally reduce the number of leased containers in their fleets in favor of utilizing their fleet of owned containers. In addition, average daily revenue per leased container unit can decrease significantly as the volume of world trade decreases and the supply of available containers exceeds the level of demand. Such factors can cause a material reduction in a leasing company’s revenues. Furthermore, the increased availability of capital combined with low interest rates may provide an incentive for shipping lines to reduce their demand for leased containers in favor of purchasing them. As a result, the Registrant’s container leasing operations could be negatively affected by future fluctuations in world trade and other factors, including, without limitation, the supply and pricing of new and used containers, economic conditions in the shipping industry, fluctuations in interest rates and currency valuations, and other economic considerations that are inherently unpredictable and beyond the control of the Registrant, CCC and the Leasing Company.

     Risks of Ownership and Leasing of Special Purpose Containers. A portion of the Registrant’s container portfolio consists of special purpose containers, including refrigerated and tank containers. Unlike dry cargo containers, these containers are built for specific market demands. As such, the markets for the leasing of special purpose containers are narrower than the market for dry cargo containers. In the case of tank containers, the Leasing Company, on behalf of the Registrant, will lease to specialist operators (NVOCC’s —Non-Vessel Owning Common Carriers), companies that produce and ship their own goods (such as chemical companies and distillers), as well as ocean-going carriers. Lessors in these markets are thus more sensitive to fluctuations in the demand for and supply of such containers. Moreover, the ownership of refrigerated containers entails risks of mechanical breakdown and technological obsolescence not otherwise present in the ownership of dry cargo containers, and in the case of tank containers (which can transport hazardous materials) includes additional risks of environmental and tort liability.

     Risk of Terrorism Attack Involving Containers. Since September 11, 2001, the world’s governments, maritime authorities, and the maritime industry, have devoted increasing attention to enhancing the security of the global container transport chain. These efforts have included the Maritime Transportation Security Act of 2002 passed by Congress, and initiatives by the United States such as the Container Security Initiative and Customs-Trade Partnership Against Terrorism Program. Efforts to date have focused on increasing port security and container inspections, developing and implementing a program of sealing containers with mechanical and electronic seals from the point of loading to final delivery of the container, identifying shippers, storing cargo information in electronic format, and related measures. The task is immense, and the efforts undertaken to date are preliminary. The industry is well aware of the dire consequences should a terrorism incident occur involving the use of a cargo container. In any such event, the impact on global trade and the world economy could be immediate and materially adverse, specifically impacting the Registrant’s operations with high insurance costs, additional costs to implement or adopt container related security devices and measures, and ultimately, a loss of container leasing revenue.

     Other Risks of Container Leasing. In addition to the factors discussed above, the ability of the Leasing Company, on behalf of the Registrant, to keep the Registrant’s containers under leases yielding revenues which, after payment of operating expenses, provide an acceptable return may be adversely affected by other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject. These factors, which generally are beyond the control of the Registrant, CCC and the Leasing Company, include:

•	general economic conditions, such as inflation and fluctuations in general business conditions;

•	fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

•	increases in maintenance expenses, taxes, insurance costs, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

•	the risk of uninsured losses with respect to the containers or insured losses for which insurance proceeds are inadequate, resulting in a possible loss of invested capital in and any profits anticipated from such containers;

•	the effects of strikes, labor disputes and foreign political unrest on the Registrant’s container leasing business;

•	bankruptcies, contract disputes, or defaults in payment by sub-lessees of the Registrant’s containers resulting in uncollectible amounts and the accumulation of expenses and off-lease time attributable to the recovery of containers, or the inability to recover containers from such lessees;

•	the possibility that sub-lessees of the Registrant’s containers will elect to purchase and own equipment rather than lease it from third parties, including the Leasing Company; and loss of revenues and increases in storage expenses during periods when containers are not being utilized.

     Effect of Operating Leases: Rental Payments are Insufficient to Return the Original Investment in the Containers. A preponderance of the containers acquired by the Registrant are leased pursuant to Operating Leases. Under an Operating Lease, the lessor receives aggregate rental payments in an amount that is insufficient to recover its original investment. In order for the Registrant to recover its investment and earn an adequate return thereon, the Leasing Company, on behalf of the Registrant, will on termination of the initial leases of the Registrant’s containers, have to obtain renewals from the original lessees, find new lessees or sell the containers. Operating Leases subject the Registrant to risks of fluctuation in rental rates and lack of demand for a particular container at the expiration of its lease. The success of the Leasing Company in leasing the Registrant’s containers and keeping the Registrant’s containers on lease will depend upon market conditions in the container and equipment leasing markets, the quality of maintenance of the containers, and other factors.

     Residual Value of Containers. The ultimate cash return of the Registrant’s investment in its containers will depend in part on the residual value of the containers at the point at which CCC determines that it is in the best interest of the Registrant to sell the containers. The amount realized on the sale of the containers will be substantially less than the price that the Registrant paid for the containers. Generally, used containers are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. An additional use for refrigerated containers in the secondary market is for the temporary storage of perishable products. To a lesser extent, such containers are sold to shipping companies and container leasing companies for use in the maritime market. The demand for used containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, and the factors discussed above that affect the market for marine cargo containers. One factor affecting the residual value of the containers will be the quality of maintenance provided by the Leasing Company and the sub-lessees of the Registrant’s containers. There can be no assurance that CCC will be able to arrange, on behalf of the Registrant, for adequate maintenance of the Registrant’s containers throughout their economically useful lives. The containers’ residual value will also depend upon factors beyond the control of the Registrant, CCC, the Leasing Company, or the container lessees, such as the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade.

     Competition. The Leasing Company, on behalf of the Registrant, will be in competition with several large international container leasing companies and numerous smaller leasing companies. Since 1997, the industry has witnessed significant consolidation. As of mid-2003, five leasing companies, each of which operates a fleet of approximately one million TEU, controlled approximately 70% of the worldwide leased container fleet. While the container leasing market is highly competitive, the large container leasing companies as a group might be able to exploit their greater financial resources to maintain or enhance their market share at the expense of the competitors such as the Registrant and Leasing Company.

     Defaults by Lessees. The default by a sub-lessee under a lease with the Leasing Company may cause the Registrant’s containers to be returned at a time when the Leasing Company may be unable to arrange for the re-leasing or sale of such containers. In such event, the Registrant would lose anticipated revenues, incur additional operating expenses, and, consequently, may be unable to recover its investment in such containers. In addition, because the Registrant’s containers will be leased outside of the United States, repossession of containers from sub-lessees who may default under a lease could prove difficult.

     Effect of Environmental Regulation on Refrigerated Containers. Historically, refrigerated containers have utilized a refrigerant gas, which is a chlorofluorocarbon (“CFC”) compound. It is generally assumed that CFCs are harmful to the Earth’s ozone layer when released into the atmosphere. Many nations, including the United States, have taken action, both collectively and individually, to regulate CFCs. These nations have set various targets for the reduction in production and use of CFCs, and their eventual elimination. There has been substantial progress in securing a viable substitute for the refrigerant used in containers. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. There can be no assurance that the new refrigerant will be as effective or as cost efficient as CFC compounds.

     Environmental Liability Risks. Under state and Federal laws of the United States, and under the laws of certain other nations, the owner of a container may be liable for environmental damage and/or cleanup costs and/or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability may be imposed on a container owner, such as the Registrant, even if the owner is not at fault. It is not possible to predict the amount of liability. The Leasing Company, on behalf of the Registrant, intends, subject to availability and prevailing market conditions, to obtain insurance against these risks on such terms and in such amounts as CCC and the Leasing Company deems reasonable. In addition, subject to availability and applicable insurance and container industry market conditions, the Leasing Company intends to require sub-lessees of the Registrant’s containers to obtain insurance which protects against these risks and further to compel lessees to indemnify and defend the Registrant in the case of an occurrence giving rise to possible liability under applicable environmental laws. There can, however, be no guarantee that insurance will be available to fully protect against environmental risk, or that CCC and the Leasing Company will be able to allocate the risk of environmental damage to lessees of the Registrant’s containers.

     Reliance Upon CCC and the Leasing Company. The Registrant’s operations are dependent upon the ability of CCC, and its affiliate, the Leasing Company, to arrange for the leasing, maintenance and eventual sale of containers on behalf of the Registrant. The Registrant’s limited partners have no right to take part in the day-to-day management of the Registrant; all decisions with respect to such management will be made exclusively by CCC.

     Conflicts of Interest. In managing the Registrant, CCC is subject to conflicts of interest, meaning that it is confronted with decisions whereby it has an economic incentive to place its interests above those of the Registrant. CCC and its affiliates, including the Leasing Company, are in the business of managing containers for third parties, for CCC’s existing partnerships and programs, and for their own account, and will be subject to a conflict of interest in times of low demand for and excess supply of such containers. The Registrant’s Partnership Agreement provides that neither CCC nor its affiliates will be obligated to present any particular investment or leasing opportunity to the Registrant, even if such opportunity is suitable for the Registrant.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     Exchange rate risk: In 2003, over 95% of the Registrant’s revenues were billed and paid in US dollars. The Leasing Company believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Approximately 80% of the Registrant’s direct operating expenses in 2003 were incurred and paid in US dollars. Of the remaining costs, approximately 72% are individually small, unpredictable and incurred in various denominations and thus are not suitable for cost effective hedging.

     The Leasing Company may hedge a portion of the expenses that are predictable and are principally in UK pounds sterling. As exchange rates are outside of the control of the Registrant and Leasing Company, there can be no assurance that such fluctuations will not adversely affect its results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS’ REPORT

The Partners
Cronos Global Income Fund XIV, L.P.

We have audited the accompanying balance sheets of Cronos Global Income Fund XIV, L.P. (the “Partnership”) as of December 31, 2003 and 2002, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

San Francisco, California
February 13, 2004

CRONOS GLOBAL INCOME FUND XIV, L.P.

Balance Sheets

December 31, 2003 and 2002

	2003	2002
Assets
Current assets:
Cash and cash equivalents, includes $1,430,620 in 2003 and $1,831,366 in 2002 in interest-bearing accounts (note 3)	$1,647,319	$2,142,650
Net lease receivables due from Leasing Company (notes 1 and 4)	391,883	371,301

Total current assets	2,039,202	2,513,951

Container rental equipment, at cost	40,263,250	43,736,871
Less accumulated depreciation	(24,622,184)	(24,261,068)

Net container rental equipment (note 1)	15,641,066	19,475,803

Total assets	$17,680,268	$21,989,754

Partners’ Capital
Partners’ capital (deficit):
General partner	$(423,571)	$(267,386)
Limited partners (note 8)	18,103,839	22,257,140

Total partners’ capital	$17,680,268	$21,989,754

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Operations

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Net lease revenue (notes 1 and 6)	$2,607,264	$2,626,409	$3,141,175
Other operating expenses:
Depreciation (note 1)	2,516,389	2,733,346	2,981,411
Other general and administrative expenses	110,434	110,785	164,925
Net loss on disposal of equipment	387,529	787,997	232,413
Impairment losses	—	—	2,400,085

	3,013,852	3,632,128	5,778,834

Loss from operations	(411,588)	(1,005,719)	(2,637,659)
Other income:
Interest income	9,521	19,495	51,988

Net loss	$(402,067)	$(986,224)	$(2,585,671)

Allocation of net (loss) income:
General partner	$(4,020)	$(9,862)	$102,940
Limited partners	(398,047)	(976,362)	(2,688,611)

	$(402,067)	$(986,224)	$(2,585,671)

Limited partners’ per unit share of net loss	$(0.13)	$(0.33)	$(0.90)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Partners’ Capital

For the years ended December 31, 2003, 2002 and 2001

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2001	32,375,682	(68,926)	32,306,756
Net (loss) income	(2,688,611)	102,940	(2,585,671)
Cash distributions	(3,431,956)	(164,765)	(3,596,721)

Balances at December 31, 2001	26,255,115	(130,751)	26,124,364
Net loss	(976,362)	(9,862)	(986,224)
Cash distributions	(3,021,613)	(126,773)	(3,148,386)

Balances at December 31, 2002	22,257,140	(267,386)	21,989,754
Net loss	(398,047)	(4,020)	(402,067)
Cash distributions	(3,755,254)	(152,165)	(3,907,419)

Balances at December 31, 2003	$18,103,839	$(423,571)	$17,680,268

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Statements of Cash Flows

For the years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities:
Net loss	$(402,067)	$(986,224)	$(2,585,671)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	2,516,389	2,733,346	2,981,411
Net loss on disposal of equipment	387,529	787,997	232,413
Loss on impairment	—	—	2,400,085
(Increase) decrease in net lease receivables due from Leasing Company	(19,476)	(5,469)	220,060

Total adjustments	2,884,442	3,515,874	5,833,969

Net cash provided by operating activities	2,482,375	2,529,650	3,248,298

Cash flows from investing activities:
Proceeds from sale of container rental equipment	929,713	1,141,032	384,460
Purchases of container rental equipment	—	—	(122,016)

Net cash provided by investing activities	929,713	1,141,032	262,444

Cash flows from financing activities
Distributions to partners	(3,907,419)	(3,148,386)	(3,596,721)

Net (decrease) increase in cash and cash equivalents	(495,331)	522,296	(85,979)
Cash and cash equivalents at beginning of year	2,142,650	1,620,354	1,706,333

Cash and cash equivalents at end of year	$1,647,319	$2,142,650	$1,620,354

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Financial Statements

December 31, 2003, 2002 and 2001

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

Container rental equipment is depreciated using the straight-line method. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Effective June 1, 2001, the estimated depreciable life was changed from a twelve-year life to a fifteen-year life and the estimated salvage value was changed from 30% to 10% of the original equipment cost. The effect of these changes was an increase to depreciation expense of approximately $25,400 and $51,300 for 2002 and 2001, respectively.

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

Assets to be disposed of: In June 2001, the Leasing Company committed to a plan to dispose of 81 R12 Containers with a carrying value of $1,029,674. It was concluded that the carrying value of these R12 containers exceeded fair value and accordingly, an impairment charge of $811,424 was recorded to operations under impairment losses. At December 31, 2002, 34 of the original 81 R12 refrigerated containers have been disposed. Although the remaining 47 R12 refrigerated containers were originally classified as held for sale after their impairment in June 2001, the Registrant has reclassified these containers as held and used as of December 31, 2002. Of these 47 containers, 23 R12 refrigerated containers were on-hire under term and master leases, 20 R12 refrigerated containers were off-hire and available for lease, and four R12 refrigerated containers were off-hire and available for disposal. Included in the net loss on the disposal of equipment for the years 2002 and 2001 are gains of $22,824 and $1,186 on the sale of 33 and one refrigerated container, respectively, that were targeted for sale as of June 30, 2001.

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

There were no impairment charges to the carrying value of container rental equipment during 2003 and 2002.

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

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Financial Statements

(k)	New Accounting Pronouncements

In November 2002, the Financial Accounting Standards Board issued Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the disclosures to be made by a guarantor in interim and annual financial statements about its obligations under certain guarantees it has issued. The adoption of FIN 45 did not have a material impact on the Partnership’s results of operations and financial condition.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” In December 2003, the Financial Accounting Standards Board issued an Interpretation that clarified and modified FIN 46 (“Revised Interpretations”). FIN 46 clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), to certain variable interest entities (“VIEs”) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Partnership has not entered into any material arrangements with VIEs and does not expect FIN 46 to have a material impact on its results of operations and financial condition.

In May 2003, the Financial Accounting Standards Board issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”). This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on its financial statements.

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

The Partnership derives revenues from dry cargo containers and refrigerated containers. As of December 31, 2003, the Partnership owned 6,775 twenty-foot 2,823 forty-foot and 188 forty-foot high-cube marine dry cargo containers, as well as 477 twenty-foot and 164 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2003, 2002 and 2001 follows:

	2003	2002	2001
Dry cargo containers	$2,904,414	$3,083,465	$3,595,116
Refrigerated containers	1,453,437	1,375,452	1,824,276

Total	$4,357,851	$4,458,917	$5,419,392

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131, (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Financial Statements

(2)	Operating Segment (continued)

The Partnership is not dependent upon any particular customer or group of customers of the Leasing Company. Only one sub-lessee of the Leasing Company accounts for more than 10% of the Partnership’s revenue. This customer, Mediterranean Shipping Company S.A. (“MSC”), generated approximately 17% or $742,174 of the Leasing Company’s rental revenue earned during 2003 on behalf of the Partnership. MSC is a private company located in Switzerland and is ranked as the second largest container liner operator in the world. One sub-lessee of the Leasing Company, MSC, contributed approximately 15% or $822,957, and 16% or $904,779, of the Leasing Company’s rental revenue earned during 2002 and 2001, respectively, on behalf of the Partnership.

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

(4)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease receivables at December 31, 2003 and December 31, 2002 were as follows:

	December 31,	December 31,
	2003	2002
Gross lease receivables	$928,605	$988,442
Less:
Direct operating payables and accrued expenses	289,257	343,446
Damage protection reserve (note 5)	75,095	58,148
Base management fees payable	37,268	95,631
Reimbursed administrative expenses	20,813	22,038
Allowance for doubtful accounts	114,289	97,878

Net lease receivables	$391,883	$371,301

(5)	Damage Protection Plan

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

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 2003, 2002 and 2001 was as follows:

	2003	2002	2001
Rental revenue	$4,358,351	$4,458,917	$5,419,392
Less:
Rental equipment operating expenses	1,211,614	1,263,947	1,623,254
Base management fees (note 7)	293,601	303,486	371,582
Reimbursed administrative expenses (note 7):
Salaries	176,164	185,776	190,747
Other payroll related expenses	18,815	20,461	19,328
General and administrative expenses	55,393	58,838	73,306

Net lease revenue	$2,602,764	$2,626,409	$3,141,175

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

	2003	2002	2001
Base management fees	$293,601	$303,486	$371,582
Reimbursed administrative expenses	250,372	265,075	283,381

	$543,973	$568,561	$654,963

(8)	Limited Partners’ Capital

Cash distributions made to the limited partners during 2003, 2002 and 2001 included distributions of proceeds from equipment sales in the amount of $1,069,376, $758,511 and $373,038, respectively. These distributions, as well as cash distributions from operations, are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2003, 2002 and 2001 was $6, $7 and $9, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 2,984,309, the total number of limited partnership units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

     Inapplicable.

Item 9A. Controls and Procedures

     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Registrant as of the end of the period covered by this report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Registrant that are designed to ensure that information required to be disclosed by the Registrant in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Registrant’s disclosure controls and were effective such that the information required to be disclosed by the Registrant in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

     There have been no significant changes in the Registrant’s internal controls or in other factors that could significantly affect the Registrant’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The Registrant, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 29, 2004, are as follows:

Name	Office
Dennis J. Tietz	President, Chief Executive Officer and Director

John Kallas	Vice President, Chief Financial Officer and Director

Elinor A. Wexler	Vice President/Administration, Secretary and Director

John M. Foy	Director

     Dennis J. Tietz Mr. Tietz, 51, as President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz was appointed Chief Executive Officer of The Cronos Group, indirect corporate parent of CCC, in December 1998 and elected Chairman of the Board of Directors in March 1999. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until August 1992, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.

     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD.

     John Kallas Mr. Kallas, 41, was elected Vice President, Chief Financial Officer of CCC in November, 2000. Mr. Kallas also joined the Board of Directors of CCC in November, 2000. Mr. Kallas has been employed by CCC since 1989, and is responsible for managed container investment programs, treasury, and CCC’s financial operations. Mr. Kallas has held various accounting positions since joining Cronos including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco.

     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration/Accounting from the University of San Francisco and is a certified public accountant.

     Elinor A. Wexler Ms. Wexler, 55, was elected Vice President - Administration and Secretary of CCC in August 1992. Ms. Wexler joined the Board of Directors of CCC in June 1997. Ms. Wexler has been employed by CCC since 1987, and is responsible for investor services, compliance and securities registration. From 1983 to 1987, Ms. Wexler was Manager of Investor Services for The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.

     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.

     John M. Foy Mr. Foy, 58, was elected to the Board of Directors of CCC in April 1999. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 29, 2004, were as follows:

Name	Title
Peter J. Younger	Chief Operating Officer/Chief Financial Officer

John M. Foy	Senior Vice President/Americas

Nico Sciacovelli	Senior Vice President/Europe, Middle East and Africa

John C. Kirby	Senior Vice President/Operations

     Peter J. Younger Mr. Younger, 47, was elected to the Board of Directors of The Cronos Group on January 13, 2000. Mr. Younger will serve as a director until the 2004 annual meeting and his successor is elected and takes office. Mr. Younger was appointed as Chief Operating Officer of The Cronos Group on August 4, 2000, and its Chief Financial Officer in March 1997. From 1991 to 1997, Mr. Younger served as Vice President of Finance for the Leasing Company, located in the UK. From 1987 to 1991 Mr. Younger served as Vice President and Controller for CCC in San Francisco. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co. in Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.

     John M. Foy Mr. Foy, 58, is directly responsible for the Leasing Company’s lease marketing and operations in North America, Central America, and South America, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985 Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.

     Nico Sciacovelli Mr. Sciacovelli, 54, was elected Senior Vice President - Europe, Middle East and Africa in June 1997. Mr. Sciacovelli is directly responsible for the Leasing Company’s lease marketing and operations in Europe, the Middle East and Africa and is based in Italy. Since joining Cronos in 1983, Mr. Sciacovelli served as Area Director and Area Manager for Southern Europe. Prior to joining Cronos, Mr. Sciacovelli was a Sales Manager at Interpool Ltd.

     John C. Kirby Mr. Kirby, 50, is responsible for container purchasing, contract and billing administration, container repairs and leasing-related systems, and is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC, and later the Leasing Company, until his promotion to Senior Vice President/Operations of the Leasing Company in 1992. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.

Audit Committee

     The Registrant is governed by CCC pursuant to the terms and provisions of its Partnership Agreement. The business of CCC, in turn, is supervised by its board of directors, consisting of Dennis J. Tietz, John Kallas, Elinor A. Wexler and John M. Foy. All of the members of CCC’s board of directors are officers of CCC and therefore are not “independent” as defined by the rules of the SEC. The board of directors of CCC oversees the accounting and financial reporting processes of the Registrant and the audits of the financial statements of the Registrant.

Audit Committee Financial Expert

     The board of directors of CCC has determined that John Kallas, a member of CCC’s board, qualifies as an audit committee financial expert within the meaning of the rules of the SEC. CCC’s board has made this judgment by reason of Mr. Kallas’ experience and training, described above in Mr. Kallas’ biography, under the listing of officers and directors of CCC. Because Mr. Kallas is an officer of CCC, he is not considered “independent” within the meaning of the rules of the SEC.

Code of Ethics

     CCC has adopted a Code of Ethics (the “Code”) that applies to the senior officers of CCC, including the officers identified above. The Code is designed to promote honest and ethical conduct by such officers in their management of the business of CCC, including its activities as general partner of the Registrant; the full and fair disclosure in the reports and documents CCC prepares for and on behalf of the Registrant; and compliance with applicable governmental laws, rules, and regulations. The Code provides a mechanism for the reporting of violations of the Code and measures to enforce adherence to the Code. A copy of the Code may be requested, without charge, from:

Cronos Capital Corp. The General Partner Attention: Corporate Secretary One Front Street, Suite 925 San Francisco, CA 94111 (415) 677-8990 ir@cronos.com

Section 16(a) Beneficial Ownership Reporting Compliance

     The Registrant has followed the practice of reporting acquisitions and dispositions of the Registrant’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Registrant’s units of limited partnership interests during the fiscal year ended December 31, 2003, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.

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

     The following table sets forth the fees the Registrant paid (on a cash basis) to CCC or the Leasing Company (“CCL”) for the year ended December 31, 2003.

			Cash Fees and
	Name	Description	Distributions
1)	CCL	Base management fees — equal to 7% of gross lease revenues attributable to operating leases pursuant to Section 4.3 of the Limited Partnership Agreement		$351,964
2)	CCC CCL	Reimbursed administrative expenses — equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Registrant pursuant to Section 4.4 of the Limited Partnership Agreement	$ $	29,495 222,103
3)	CCC	Interest in Fund — 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement		$152,166

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

     (c) Changes in Control

     Inapplicable.

Item 13. Certain Relationships and Related Transactions

     (a) Transactions with Management and Others

     The Registrant’s only transactions with management and other related parties during 2003 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.

     (b) Certain Business Relationships

     Inapplicable.

     (c) Indebtedness of Management

     Inapplicable.

     (d) Transactions with Promoters

     Inapplicable.

Item 14. Principal Accountant Fees and Services

     CCC, on behalf of the Registrant has appointed Deloitte & Touche LLP as the Registrant’s independent auditor for the fiscal year ending December 31, 2003. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Registrant, that are not prohibited by law, to be performed by the Registrant’s independent auditors.

Audit Fees

     Audit fees represent fees for professional services provided in connection with the audit of the Registrant’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Registrant incurred fees of $24,967 and $24,149 during the fiscal years ending December 31, 2003 and 2002, respectively, for these audit services.

Audit-Related Fees

     The Registrant did not incur audit-related fees during the fiscal years ending December 31, 2003 and 2002. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.

Tax Fees

     The Registrant did not incur tax fees during the fiscal years ending December 31, 2003 and 2002. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.

All Other Fees

     The Registrant did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2003 and 2002.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

		Page
(a)1.	Financial Statements
	Independent Auditors’ Report	23
(a)2.	The following financial statements of the Registrant are included in Part II, Item 8:
	Balance Sheets – as of December 31, 2003 and 2002	24
	Statements of Operations – for the years ended December 31, 2003, 2002 and 2001	25
	Statements of Partners’ Capital – for the years ended December 31, 2003, 2002 and 2001	26
	Statements of Cash Flows – for the years ended December 31, 2003, 2002 and 2001	27
	Notes to Financial Statements	28

     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.

     (a)3. Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Registrant, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership of the Registrant	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document
****

     (b) Reports on Form 8-K

          No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2003.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

Date: March 26, 2004

     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Registrant, in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 26, 2004

/s/ John Kallas John Kallas	Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) (Principal Financial and Accounting Officer of CCC)	March 26, 2004

/s/ Elinor A. Wexler Elinor A. Wexler	Vice President-Administration, Secretary and Director of Cronos Capital Corp.	March 26, 2004

Supplemental Information

The Registrant’s annual report will be furnished to its limited partners on or about April 30, 2004. Copies of the annual report will be concurrently furnished to the Commission for information purposes only, and shall not be deemed to be filed with the Commission.

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

No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 2003.

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