Form 10-Q
period 2004-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2004-08-12
CIK 891332

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23158

CRONOS GLOBAL INCOME FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

California	94-3163375
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes [  ].  No [X].

CRONOS GLOBAL INCOME FUND XIV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended June 30, 2004

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are the Registrant’s condensed balance sheets as of June 30, 2004 and December 31, 2003, condensed statements of operations for the three and six months ended June 30, 2004 and 2003, and condensed statements of cash flows for the six months ended June 30, 2004 and 2003, (collectively the “Financial Statements”) prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principals generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Registrant’s December 31, 2003 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Registrant and Cronos Capital Corp., the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XIV, L.P.

Condensed Balance Sheets

(Unaudited)

	June 30,	December 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents, includes $1,402,531 at June 30, 2004 and $1,430,620 at December 31, 2003 in interest-bearing accounts	$1,637,220	$1,647,319
Net lease receivables due from Leasing Company (notes 1 and 2)	456,982	391,883

Total current assets	2,094,202	2,039,202

Container rental equipment, at cost	38,354,029	40,263,250
Less accumulated depreciation	(24,545,798)	(24,622,184)

Net container rental equipment	13,808,231	15,641,066

Total assets	$15,902,433	$17,680,268

Partners’ Capital
Partners’ capital (deficit):
General partner	$(441,872)	$(423,571)
Limited partners	16,344,305	18,103,839

Total partners’ capital	$15,902,433	$17,680,268

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Net lease revenue (notes 1 and 3)	$740,729	$599,178	$1,393,132	$1,282,891
Other operating expenses:
Depreciation	585,409	636,336	1,183,225	1,282,279
Other general and administrative expenses	31,757	28,622	59,637	58,179
Net loss on disposal of equipment	55,463	66,246	118,763	117,292

Income (loss) from operations	68,100	(132,026)	31,507	(174,859)
Other income:
Interest income	986	2,360	1,973	5,409

Net income (loss)	$69,086	$(129,666)	$33,480	$(169,450)

Allocation of net income (loss):
General partner	$27,125	$(12,446)	$52,169	$(1,694)
Limited partners	41,961	(117,220)	(18,689)	(167,756)

	$69,086	$(129,666)	$33,480	$(169,450)

Limited partners’ per unit share of income (loss)	$0.01	$(0.04)	$(0.01)	$(0.06)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2004	2003
Net cash provided by operating activities	$1,307,626	$1,274,126
Cash provided by investing activities:
Proceeds from disposal of equipment	493,591	398,818
Cash used in financing activities:
Distribution to general partners	(70,471)	(74,467)
Distribution to limited partners	(1,740,845)	(1,927,365)

	(1,811,316)	(2,001,832)

Net decrease in cash and cash equivalents	(10,099)	(328,888)
Cash and cash equivalents at the beginning of the period	1,647,319	2,142,650

Cash and cash equivalents at the end of the period	$1,637,220	$1,813,762

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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2004 and 2003.

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the adequacy of the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

The interim financial statements presented herewith reflect in the opinion of management, all adjustments of a normal recurring nature necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2004 and December 31, 2003 were as follows:

	June 30,	December 31,
	2004	2003
Gross lease receivables	$961,203	$928,605
Less:
Direct operating payables and accrued expenses	242,633	289,257
Damage protection reserve	110,453	75,095
Base management fees payable	27,082	37,268
Reimbursed administrative expenses	20,900	20,813
Allowance for doubtful accounts	103,153	114,289

Net lease receivables	$456,982	$391,883

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Condensed Financial Statements

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Rental revenue (note 4)	$1,063,460	$1,085,117	$2,113,503	$2,179,100
Less:
Rental equipment operating expenses	196,184	346,970	458,477	621,437
Base management fees	64,248	73,456	137,573	147,063
Reimbursed administrative expenses	62,299	65,513	124,321	127,709

Net lease revenue	$740,729	$599,178	$1,393,132	$1,282,891

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of June 30, 2004, the Partnership operated 6,432 twenty-foot, 2,687 forty-foot and 182 forty-foot high-cube marine dry cargo containers, as well as 449 twenty-foot and 156 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and six-month periods ended June 30, 2004 and 2003 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Dry cargo containers	$737,656	$713,532	$1,442,890	$1,452,230
Refrigerated containers	325,804	371,585	670,613	726,870

Total	$1,063,460	$1,085,117	$2,113,503	$2,179,100

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

General

A Leasing Agent Agreement exists between the Registrant and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Registrant. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Registrant’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Registrant, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership. At June 30, 2004, 74% of the original equipment remained in the Registrant’s fleet, as compared to 77% December 31, 2003. The following chart summarizes the composition of the Registrant’s fleet (based on container type) at June 30, 2004.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot		40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	High-Cube
Containers on lease:
Master lease	4,091	1,453	128	327	37
Term lease (1-5 years)	2,060	892	47	52	76

Subtotal	6,151	2,345	175	379	113
Containers off lease	281	342	7	70	43

Total container fleet	6,432	2,687	182	449	156

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	2,346	27%	925	26%	34	16%	62	12%	194	55%

Remaining fleet at June 30, 2004	6,432	73%	2,687	74%	182	84%	449	88%	156	45%

The general increase in trade volumes that emerged during the three-month period ending March 31, 2004, continued during the three-month period ending June 30, 2004, contributing to stronger container leasing market conditions and higher levels of demand for new and existing containers. The Registrant’s dry cargo container utilization measured 92% at June 30, 2004, compared to 85% at December 31, 2003.

The six-month period ending June 30, 2004 experienced substantial growth in container trade volumes, especially within Asia-Europe and intra-Asian trade routes. China’s import and export markets were a catalyst to this growth. These increases in trade volumes exasperated the world’s ports and railroads, contributing to congestion and additional demand in some locations.

Although container manufacturers stepped up production in the first half of 2004 in order to meet the increased container demand by shipping lines, production of new containers was hampered somewhat by steel shortages earlier in the year, contributing to stronger market conditions for leased containers. As steel prices increased during 2004, the price of a new twenty-foot dry cargo container also increased to as high as $2,000 in the first and second quarters of 2004, compared to $1,350 in the latter part of 2003.

Off-hire inventories of older containers throughout the world declined, as shipping lines employed more leased containers to meet their container requirements. This decline in inventories has resulted in substantial decreases in storage expenses, and expenditures to reposition containers from low demand locations to locations of higher demand. Declining inventories have also contributed to an increase in proceeds per container realized on the sale of used containers, as fewer containers were available to meet the demand of buyers of existing containers. The Registrant’s dry cargo inventory of off-hire containers at June 30, 2004 decreased approximately 66% in comparison to June 30, 2003.

Per-diem rates for new containers increased in line with the increase in new container costs, while per diems for older containers remained relatively unchanged, as the lease market for older containers remains competitive, and therefore, subject to significant pricing pressures. The Registrant’s average dry cargo container per-diem rate for the three-month period ended June 30, 2004 increased approximately 1% in comparison to the same period in the prior year.

Although favorable market conditions currently exist for container lessors, the current market conditions may negatively impact the shipping lines. Sharply rising charter rates for ships, combined with the rise in steel prices and the related increase in new container prices, have created a concern for both the shipping lines and therefore, the leasing companies. Although some shipping lines have experienced an increase in freight rates in line with the strong demand on major trade routes, some shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed strong recoveries in their performance over the last few quarters. Some regional intra-Asia shipping lines have cut back services in some routes in an attempt to reduce their rising costs. The Registrant, CCC and the Leasing Company remain cautious, and continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from these shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent.

Lastly, wide-ranging concerns remain regarding recovery of the world’s major economies, including the price of oil, inflation concerns and its impact on interest rates, US trade and budget deficits, China’s efforts to cool its economy, performance of global stock markets, geopolitical concerns arising from uncertainties within the Middle East and Asia, threats of another major terrorist attack, as well as new container production levels, all of which may have an impact on the current demand for leased containers.

The Registrant’s average fleet size and utilization rates for the three and six-month periods ended June 30, 2004 and 2003 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
Average fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	12,365	13,550	12,516	13,666
Refrigerated containers	780	920	789	931
Average Utilization
Dry cargo containers	91%	81%	88%	81%
Refrigerated containers	83%	85%	84%	83%

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Net lease revenue of $740,729 for the three months ended June 30, 2004 was $141,551 higher than the corresponding period of 2003. This was due to a decrease of certain components of net lease revenue, including rental equipment operating expenses, management fees and reimbursed administrative expenses, of $163,208 when compared to the corresponding period in 2003. Increases in utilization levels contributed to a reduction in rental equipment operating expenses during the three-month period ended June 30, 2004, as storage costs declined inline with diminishing inventories of idle containers, and the need to move containers from low demand locations to high demand locations was reduced, resulting in lower repositioning costs. Repair and maintenance expenses declined by $19,081 and the provision for doubtful accounts also declined by $9,580 in comparison to the corresponding period in 2003. Partially offsetting these positive changes was a $21,657 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. The decrease in gross rental revenue was a direct result of a smaller fleet size, partially offset by an increase in utilization.

Depreciation expense of $585,409 for the three-month period June 30, 2004 was $50,927 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $31,757 in the second quarter of 2004, an increase of $3,135 or 11%, when compared to the corresponding period of 2003, primarily due to an increase in investor communication expenses.

Net loss on disposal of equipment was a result of the Registrant disposing of 296 containers during the three-month period ended June 30, 2004, as compared to 181 containers during the same period in 2003. These disposals resulted in a loss of $55,463 for the three-month period ended June 30, 2004, as compared to $66,246 for the three-month period ended June 30, 2003. The Registrant believes that the net loss on container disposals in the three-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2004 and 2003.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Net lease revenue of $1,393,132 for the six months ended June 30, 2004 was $110,241 higher than the corresponding period of 2003. The increase was due to a decline in certain components of net lease revenue, including management fees and reimbursed administrative expenses, of $175,838 when compared to the corresponding period in 2003. Rental equipment operating expenses decreased $162,960 when compared to the corresponding period in 2003. Contributing to the decrease in rental equipment operating expenses were lower handling and storage costs, reflecting improved on-hire volumes and the sale of certain older equipment, as well as a decrease of $46,404 in expenses for repositioning equipment from low demand locations to markets of higher demand. A decrease in the provision for doubtful accounts also contributed to the increase of net lease revenue. Partially offsetting these positive changes was a $65,597 decline in gross rental revenue (a component of net lease revenue) from the same period in 2003. Gross rental revenue was impacted by the Registrant’s smaller fleet size.

Depreciation expense of $1,183,225 for the six-month period June 30, 2004 was $99,054 lower than the same period in 2003, a direct result of the Registrant’s declining fleet size.

Other general and administrative expenses were $59,637 in the first six months of 2004, an increase of $1,458 or 3%, when compared to the corresponding period of 2003.

Net loss on disposal of equipment was a result of the Registrant disposing of 521 containers during the six-month period ended June 30, 2004, as compared to 352 containers during the same period in 2003. These disposals resulted in a loss of $118,763 for the six-month period ended June 30, 2004, as compared to $117,292 for the six-month period ended June 30, 2003. There were no reductions to the carrying value of container rental equipment during the six-month periods ended June 30, 2004 and 2003. The Registrant believes that the net loss on container disposals in the six-month period ended June 30, 2004 was a result of various factors including the volume of disposed containers, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the decision to repair or dispose of a container when it is returned by a lessee, as well as the amount of sales proceeds received and the related gain or loss on container disposals. The level of the Registrant’s container disposals in subsequent periods, as well as the price of steel, new container prices, and the current leasing market’s impact on sales prices for existing, older containers, such as those owned by the Registrant, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2004 and 2003.

Liquidity and Capital Resources

Cash from Operating Activities: Net cash provided by operating activities was $1,307,626 and $1,274,126 during the first six months of 2004 and 2003, respectively, primarily generated from the billing and collection of net lease revenue.

Cash from Investing Activities: Net cash provided by investing activities during the six-month periods ending June 30, 2004 and 2003, included sales proceeds generated from the sale of rental equipment of $493,591 and $398,818, respectively.

Cash from Financing Activities: Net cash used in financing activities was $1,811,316 during the first six months of 2004 compared to $2,001,832 in the corresponding period of 2003. These amounts represent distributions to the Registrant’s general and limited partners. The Registrant’s container disposals should produce lower operating results and, consequently, lower distributions to its partners in subsequent periods. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

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

Critical Accounting Policies

The Registrant’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Registrant has identified three policies as being significant because they require the Registrant to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:

•	Container equipment – depreciable lives

•	Container equipment – valuation

•	Allowance for doubtful accounts

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

Item 4. Submissions of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit
No.		Description	Method of Filing
3	(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*

3	(b)	Certificate of Limited Partnership of the Registrant	**

10		Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1		Rule 13a-14 Certification	Filed with this document

31.2		Rule 13a-14 Certification	Filed with this document

32		Section 1350 Certification	Filed with this document ****

(b)	Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2004.

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

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

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”)
Principal Financial and Accounting Officer of CCC

Date: August 12, 2004

EXHIBIT INDEX

Exhibit
No.		Description	Method of Filing
3	(a)	Limited Partnership Agreement of the Registrant, amended and restated as of December 2, 1992	*

3	(b)	Certificate of Limited Partnership of the Registrant	**

10		Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1		Rule 13a-14 Certification	Filed with this document

31.2		Rule 13a-14 Certification	Filed with this document

32		Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Registrant dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.