Form 10-Q
period 2005-03-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2005-05-13
CIK 891332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number 0-23158

CRONOS GLOBAL INCOME FUND XIV, L.P.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3163375 (I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Report on Form 10-Q for the Quarterly Period
Ended March 31, 2005

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Presented herein are Cronos Global Income XIV, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2005 and December 31, 2004, condensed statements of operations for the three months ended March 31, 2005 and 2004, and condensed statements of cash flows for the three months ended March 31, 2005 and 2004, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information present not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Partnership with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Partnership’s control. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Partnership’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Partnership are forward-looking statements. When used in this report, the words “will”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Partnership does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership can give no assurance that these plans, intentions or expectations will be achieved. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Condensed Balance Sheets

(Unaudited)

	March 31,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents, includes $1,865,458 at March 31, 2005 and $2,220,887 at December 31, 2004 in interest-bearing accounts	$1,880,392	$2,235,887
Net lease receivables due from Leasing Company (notes 1 and 2)	545,342	453,718

Total current assets	2,425,734	2,689,605

Container rental equipment, at cost	31,679,040	33,635,401
Less accumulated depreciation	(21,631,573)	(22,495,935)

Net container rental equipment (note 1)	10,047,467	11,139,466

Total assets	$12,473,201	$13,829,071

Partners’ Capital

Partners’ capital (deficit):
General partner	$(477,028)	$(463,125)
Limited partners	12,950,229	14,292,196

Total partners’ capital	$12,473,201	$13,829,071

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net lease revenue (notes 1 and 3)	$671,832	$652,402

Other operating expenses:
Depreciation	(512,626)	(597,816)
Other general and administrative expenses	(29,928)	(27,879)
Net loss on disposal of equipment	(77,109)	(63,300)

	619,663	(688,895)

Income (loss) from operations	52,169	(36,593)

Other income:
Interest income	8,491	987

Net income (loss)	$60,660	$(35,606)

Allocation of net income (loss):
General partner	$34,817	$25,043
Limited partners	25,843	(60,649)

	$60,660	$(35,606)

Limited partners’ per unit share of net income (loss)	$0.01	$(0.02)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2005	2004
Net cash provided by operating activities	$552,463	$696,273

Cash provided by investing activities:
Proceeds from disposal of equipment	508,573	185,101

Cash used in financing activities:
Distribution to general partner	(48,722)	(34,833)
Distribution to limited partners	(1,367,809)	(882,857)

	(1,416,531)	(917,690)

Net decrease in cash and cash equivalents	(355,495)	(36,316)

Cash and cash equivalents at the beginning of the period	2,235,887	1,647,319

Cash and cash equivalents at the end of the period	$1,880,392	$1,611,003

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

The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At that time whereby the Partnership’s fleet size is reduced to approximately 20% of its original fleet size, the Partnership expects to enter the final phase of its liquidation and wind-up stage of operations, unless terminated sooner upon the occurrence of certain events. At March 31, 2005, the Partnership’s fleet size was approximately 65% of its original fleet size.

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

(b)	Leasing Company and Leasing Agent Agreement

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

(d)	Use of Estimates

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

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to determine the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Condensed Financial Statements

(e)	Container Rental Equipment

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2005 and 2004.

Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Container rental equipment is depreciated using the straight-line basis.

(f)	Partners’ Capital Accounts

Upon dissolution , the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to person’s other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership an amount equal to the deficit balance in its capital account at the time of such liquidation, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

(g)	Financial Statement Presentation

These financial statements have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2004 Annual Report on Form 10-K.

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

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Condensed Financial Statements

(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at March 31, 2005 and December 31, 2004 were as follows:

	March 31,	December 31,
	2005	2004
Gross lease receivables	$1,019,416	$1,025,167
Less:
Direct operating payables and accrued expenses	(208,293)	(278,630)
Damage protection reserve	(96,552)	(115,519)
Base management fees payable	(10,151)	(28,880)
Reimbursed administrative expenses	(16,459)	(19,554)
Allowance for doubtful accounts	(142,620)	(128,866)

	474,075	571,449

Net lease receivables	$545,341	$453,718

(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three-month periods ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Rental revenue (note 4)	$889,826	$1,050,044
Less:
Rental equipment operating expenses	101,910	262,294
Base management fees	60,927	73,325
Reimbursed administrative expenses
Salaries	37,882	44,460
Other payroll related expenses	7,403	3,956
General and administrative expenses	9,872	13,607

	217,994	397,642

Net lease revenue	$671,832	$652,402

CRONOS GLOBAL INCOME FUND XIV, L.P.

Notes to Unaudited Condensed Financial Statements

(4)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. CCC and the Leasing Company operate the Partnership’s container fleet as a homogenous unit and have determined that as such it has a single reportable operating segment.

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of March 31, 2005, the Partnership operated 5,781 twenty-foot, 2,320 forty-foot and 170 forty-foot high-cube marine dry cargo containers, as well as 359 twenty-foot and 59 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended March 31, 2005 and 2004 follows:

	Three Months Ended
	March 31,	March 31,
	2005	2004
Dry cargo containers	$654,225	$705,234
Refrigerated containers	235,601	344,810

Total	$889,826	$1,050,044

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2004 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.

Market Overview

     The Partnership’s operating results for the first quarter of 2005 improved over the corresponding period in 2004, as market conditions were favorable in comparison to those that existed during the three months ended March 31, 2004, and consistent with those that existed at the end of 2004. The first quarter 2005 results were contrary to historical trends, whereby container-leasing companies have traditionally experienced reductions in demand during the first quarter of the year, as shipping lines reduce their activity during the Lunar New Year holiday. As a result, the Partnership’s dry cargo container utilization remained at a historically high level, measuring 94% at March 31, 2005, compared to 95% at December 31, 2004. Also contributing to the Partnership’s high levels of utilization and favorable performance was the continued disposal of the Partnership’s off-hire containers, in accordance with one of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 and 15 years after placement in lease service.

     Although conditions for the container leasing market were favorable during the first quarter of 2005, global economic reports for this period indicate that, with the exception of China, consumer spending and economic growth rates have declined from the robust levels experienced in Europe, the US and many of the other developed countries during 2004. The decline in these economic growth rates are a direct result of rising fuel costs, combined with a generally weak US dollar, a soaring US trade deficit, higher interest rates and Europe’s languishing economies. Economist’s opinions vary as to whether the recent declines in these growth rates during the first quarter of 2005 are temporary or an indicator of slower global economic growth for the remainder of 2005. CCC and the Leasing Company do not expect a significant decline in the Partnership’s utilization rates in the near future. However, further declines in these economic growth rates during 2005 may contribute to a weakening in container leasing market conditions and lower levels of demand for new and existing containers. In the long term, industry experts believe the future of the container shipping industry is favorable, as the level of outsourcing to China and other parts of Asia increase, previously restrictive trade agreements expire, new trade agreements are negotiated, and China enters global markets in which it previously played a small role.

     The price of a new dry cargo container increased from $2,200 at the end of 2004 to approximately $2,250 at the end of March 2005, as the demand for new containers remained strong and the cost of container raw materials such as steel and wood flooring remained at high levels. Manufacturers indicate that there is unlikely to be a major reduction in the price of new containers in the near term due to the increase in raw material prices. Although container prices may fluctuate over the remainder of 2005, the long-term outlook for container prices continues to show an inflationary bias tied to energy costs, steel prices and interest rates. These higher prices have forced some shipping lines, as well as leasing companies, to reconsider capital expenditure levels for new container investment during the 2005 year. A reduction in new container capital expenditures by the shipping lines could result in the shipping lines leasing more containers from the leasing companies, including the Partnership’s containers.

     Ports, railroads and inland transportation systems, particularly in the US and Europe, continue to experience congestion arising from the higher trade volumes experienced in recent years, thereby, increasing the turnaround time for containerships and reducing the available supply of containers. Port congestion in many locations has been attributable to underestimating the growth in containerized cargo activity over the last few years, delays in expanding existing facilities and in planning new facilities due to environmental concerns, and the implementation of larger containerships. Expansion of the world’s ports and terminals is considered to be the key to relieving the congestion currently experienced, as further efficiency gains are not expected to create significant increases in port and terminal capacity.

     During the three-month period ending March 31, 2005, inventory levels of off-hire containers remained at low levels, as shipping lines employed a larger quantity of leased containers to meet their containerized cargo requirements. The declines in inventory levels have resulted in substantial decreases in storage and other inventory related operating expenses. A significant increase in container inventories in future periods may contribute to increases in storage expenses and expenditures to reposition containers from low demand locations to locations of higher demand. The Leasing Company has not undertaken any major repositioning of the Partnership’s containers since the first quarter of 2004, due primarily to the shortage of containership capacity. If suitable carriers can be sourced, the Leasing Company will reposition off-hire containers from the US East Coast during 2005, thereby taking advantage of the strong demand for containers in the Asian trade routes. This repositioning may include the Partnership’s containers. The objective of each repositioning is to improve future cash flows so that savings in storage expense, combined with an increase in future lease revenue, exceed the cost of repositioning the containers.

     Sales proceeds realized on the sale of used containers remained favorable during the first quarter of 2005, as fewer containers were available to meet the demand of buyers. A significant increase in inventory levels in future periods could adversely impact sales proceeds realized on the sale of containers. The Leasing Company, on behalf of the Partnership, may consider the disposal of the Partnership’s off-hire containers in locations whereby container sale prices equal or exceed targets established by both CCC and the Leasing Company.

     The Partnership’s average dry cargo container per-diem rate for the three-month period ending March 31, 2005 increased approximately 3% in comparison to the same period in the prior year. Per-diem rates for older containers are expected to maintain their current level for the remainder of 2005.

     Although favorable market conditions currently exist for container lessors, recent declines in spending and economic growth rates may negatively impact the shipping lines in future periods. Sharply rising and volatile oil prices, combined with the increase in charter rates for ships, chronic port congestion, higher steel prices and the related increase in new container prices, have created a concern for both the shipping lines and, therefore, the leasing companies. Although the majority of the top 20 shipping lines have experienced strong profit growth during 2004, other shipping lines are facing increased financial pressures, especially those shipping lines that rely on operating their containerships via short-term charters. Current conditions appear to favor the larger more established shipping lines, which have witnessed increases in freight rates due to the strong demand experienced in their respective trade routes. However, some regional intra-Asian shipping lines have struggled to remain profitable, due primarily to the rising charter rates for ships, over capacity and lower freight rates, and have cut back services in certain routes in an attempt to reduce rising costs.

     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over capacity within the shipping industry once the new container ships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over capacity may contribute to lower charter and freight rates as shippers take advantage of the capacity surplus created by the additional container ships. These changes may result in a reduction in profitability for shipping lines, which in turn could have adverse implications for container lessors, including a decline in the demand for leased containers and a reduction in container per-diem rental rates. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.

Results of Operations

     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement exists between CCC and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.

     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues billed by the Leasing Company from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:

•	Activity-related expenses including agent and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At March 31, 2005, approximately 65% of the original equipment remained in the Partnership’s fleet, as compared to approximately 67% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at March 31, 2005.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	3,543	1,108	108	271	15
Term lease
Short term[1]	914	460	34	31	39
Long term[2]	1,118	537	14	—	—

Subtotal	5,575	2,105	156	302	56
Containers off lease	206	215	14	57	3

Total container fleet	5,781	2,320	170	359	59

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	2,997	34%	1,292	36%	46	21%	152	30%	291	83%

Remaining fleet at March 31, 2005	5,781	66%	2,320	64%	170	79%	359	70%	59	17%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2006.

2.	Long term leases represent term leases, the majority of which will expire between April 2006 and December 2009.

Three Months Ended March 31, 2005 Compared to the Three Months Ended March 31, 2004

Net lease revenue was $671,832 for the three months ended March 31, 2005 compared to $652,402 for the same period in the prior year. The increase was due to a $160,384 decrease in rental equipment operating expenses, as well as a $19,264 decline in other components of net lease revenue, including management and reimbursable administrative expenses. These expenses were partially offset by a $160,218 decline in gross rental revenue for the three-month period ended March 31, 2005, compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 3% increase in the average dry cargo per-diem rental rate, a 1% increase in the average refrigerated container per diem rental rate and an increase in fleet utilization rates, when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2005 and 2004 were as follows:

	Three Months Ended
	March 31, 2005	March 31, 2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	10,977	12,668
Refrigerated containers	509	798

Average utilization rates

Dry cargo containers	95%	85%
Refrigerated containers	86%	85%

     The decrease in rental equipment operating expenses was attributable to the Partnership’s higher combined utilization rate in the three-month period ended March 31, 2005, compared to the same period in the prior year. This impacted inventory related expenses such as storage and repositioning costs, and activity related expenses such as repair and maintenance.

     Depreciation expense of $512,626 for the three months ended March 31, 2005 declined by $85,190 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.

     Other general and administrative expenses amounted to $29,928 for the three month period ended March 31, 2005, an increase of $2,048 or 7% when compared to the same period in 2004.

     Net less on disposal of equipment for the three months ended March 31, 2005 was $77,109, as compared to a net loss of $63,300 for the corresponding period in 2004. The Partnership disposed of 352 containers, as compared to 225 containers during the same three-month period in 2004. The Partnership believes that the net loss on container disposals in the three-month period ended March 31, 2005, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.

     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended March 31, 2005 and 2004.

Liquidity and Capital Resources

     The Partnership’s primary objective is to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on container rental receipts to meet this objective, as well as to finance operating needs. Cash generated from container sales proceeds are distributed to its limited partners. No credit lines are maintained to finance working capital. Commencing in 2003, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Since that time, the Partnership has been actively disposing of its fleet, with cash proceeds from equipment disposals, in addition to cash from operations, providing the cash flow for distributions to the limited partners. The decision to dispose of containers is influenced by various factors including age, condition, suitability for continued leasing as well as the geographical location when disposed. At that time whereby the Partnership’s fleet size is reduced to approximately 20% of its original fleet size, the Partnership expects to enter the final phase of its liquidation and wind up of its operations, unless terminated sooner upon the occurrence of certain events. At March 31, 2005, the Partnership’s fleet size measured approximately 65% of its original fleet size. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership an aggregate amount equal to the deficit balance in its capital account at the time of such liquidation, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals.

     At March 31, 2005, the Partnership had $1,880,392 in cash and cash equivalents, a decrease of $355,495 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds.

     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $552,463 during the three months ended March 31, 2005, compared to $696,273 for the same three month period in 2004.

     Cash from Investing Activities: Net cash provided by investing activities was $508,573 during the three months ended March 31, 2005, compared to $185,101 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment and payment received on the sales-type lease for the sale of rental equipment.

     Cash from Financing Activities: Net cash used in financing activities was $1,416,531 during the three months ended March 31, 2005 compared to $917,690 during the three months ended March 31, 2004. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

Critical Accounting Policies

     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:

•	Container equipment — depreciable lives

•	Container equipment — valuation

•	Allowance for doubtful accounts

The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s 2004 Annual Report on Form 10-K.

Inflation

The Partnership believes inflation has not had a material adverse effect on the results of its operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Exchange rate risk: Substantially all of the Partnership’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. The Leasing Company believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Of the non-US dollar direct operating expenses, the majority are individually small, unpredictable and incurred in various denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition.

Item 4. Controls and Procedures

The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this quarterly report. As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this quarterly report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submissions of Matters to a Vote of Securities Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 2, 1992	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Partnership has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XIV, L.P.

	By	Cronos Capital Corp.
The General Partner

	By	/s/ Dennis J. Tietz

Dennis J. Tietz
President and Director of Cronos Capital Corp. (“CCC”)
Principal Executive Officer of CCC

	By	/s/ John Kallas

John Kallas
Chief Financial Officer and
Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: May 13, 2005

EXHIBIT INDEX

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement, amended and restated as of December 2, 1992	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certification	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated December 2, 1992, included as part of Registration Statement on Form S-1 (No. 33-51810)

**	Incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1 (No. 33-51810)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-51810)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.