Form 10-Q
period 2005-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2005-08-12
CIK 891332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from TO
Commission file number 0-23158
CRONOS GLOBAL INCOME FUND XIV, L.P.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	94-3163375 (I.R.S. Employer Identification No.)

One Front Street, Suite 925, San Francisco, California (Address of principal executive offices)	94111 (Zip Code)
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of June 30, 2005 and December 31, 2004, condensed statements of operations for the three and six months ended June 30, 2005 and 2004, and condensed statements of cash flows for the six months ended June 30, 2005 and 2004, (collectively the “Financial Statements”) for Cronos Global Income XIV, L.P.’s (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents,includes $1,595,841 at June 30,2005 and $2,220,887 at December 31,2004 in interest-bearing accounts	$1,610,842	$2,235,887
Net lease receivables due from Leasing Company (notes 1 and 2)	675,584	453,718

Total current assets	2,286,426	2,689,605

Container rental equipment, at cost	29,745,783	33,635,401
Less accumulated depreciation	(20,766,813)	(22,495,935)

Net container rental equipment(note 1)	8,978,970	11,139,466

Total assets	$11,265,396	$13,829,071

Partners’ Capital

Partners’capital(deficit):
General partner	$(489,442)	$(463,125)
Limited partners	11,754,838	14,292,196

Total partners’ capital	$11,265,396	$13,829,071

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 3)	$664,791	$740,729	$1,336,623	$1,393,132

Other operating income (expenses):
Depreciation	(483,496)	(585,409)	(996,122)	(1,183,225)
Other general and administrative expenses	(34,398)	(31,757)	(64,325)	(59,637)
Net gain (loss) on disposal of equipment	793	(55,463)	(76,317)	(118,763)

Income from operations	147,690	68,100	199,859	31,507

Other income:
Interest income	9,735	986	18,226	1,973

Net income	$157,425	$69,086	$218,085	$33,480

Allocation of net income (loss):
General partner	$34,748	$27,125	$69,565	$52,169
Limited partners	122,677	41,961	148,520	(18,689)

	$157,425	$69,086	$218,085	$33,480

Limited partners’ per unit share of income (loss)	$0.04	$0.01	$0.05	$(0.01)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2005	2004
Net cash provided by operating activities	$1,120,523	$1,307,626

Cash provided by investing activities:
Proceeds from disposal of equipment	1,036,192	493,591

Cash used in financing activities:
Distribution to general partner	(95,882)	(70,471)
Distribution to limited partners	(2,685,878)	(1,740,845)

	(2,781,760)	(1,811,316)

Net decrease in cash and cash equivalents	(625,045)	(10,099)

Cash and cash equivalents at the beginning of the period	2,235,887	1,647,319

Cash and cash equivalents at the end of the period	$1,610,842	$1,637,220

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

The Partnership has completed its 12th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2005, the Partnership’s fleet size was approximately 61% of its original fleet size. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.

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
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(b)	Leasing Company and Leasing Agent Agreement (continued)

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

(e)	Container Rental Equipment

Container rental equipment is depreciated using the straight-line basis. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives.

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
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(e)	Container Rental Equipment (continued)

various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2005 and 2004.

(f)	Partners’ Capital Accounts

Upon dissolution , the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to person’s other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.

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
(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at June 30, 2005 and December 31, 2004 were as follows:

	June 30, 2005	December 31, 2004
Gross lease receivables	$1,172,589	$1,025,167
Less:
Direct operating payables and accrued expenses	(228,393)	(278,630)
Damage protection reserve	(88,060)	(115,519)
Base management fees payable	(8,239)	(28,880)
Reimbursed administrative expenses	(16,433)	(19,554)
Allowance for doubtful accounts	(155,880)	(128,866)

	(497,005)	(571,449)

Net lease receivables	$675,584	$453,718

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and six-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Rental revenue (note 4)	$870,378	$1,063,460	$1,760,205	$2,113,503
Less:
Rental equipment operating expenses	94,510	196,184	196,420	458,477
Base management fees	59,923	64,248	120,849	137,573
Reimbursed administrative expenses
Salaries	37,810	43,516	75,692	87,977
Other payroll related expenses	4,331	4,942	11,736	8,896
General and administrative expenses	9,013	13,841	18,885	27,448

	205,587	322,731	423,582	720,371

Net lease revenue	$664,791	$740,729	$1,336,623	$1,393,132

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of June 30, 2005, the Partnership operated 5,535 twenty-foot, 2,165 forty-foot and 167 forty-foot high-cube marine dry cargo containers, as well as 330 twenty-foot and 53 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three-month periods ended June 30, 2005 and 2004 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2005	2004	2005	2004
Dry cargo containers	$649,788	$737,656	$1,304,013	$1,442,890
Refrigerated containers	220,590	325,804	456,192	670,613

Total	$870,378	$1,063,460	$1,760,205	$2,113,503

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
Market Overview
     At the end of 2004, the World Trade Organization (“WTO”) lifted quotas on imports of textiles and clothing, significantly contributing to a surge in cargo volumes during the first quarter of 2005 as textile and apparel imports from India, South East Asia and especially China accelerated. However, by the start of the second quarter of 2005, cargo volumes for most major trade routes began to decline from levels originally forecasted as a result of a slowing in consumer spending as well as recent decisions by the European Commission and US Government to restrict the growth of various textile and apparel imports that followed the expiration of trade quotas at the end of 2004. While these market conditions had an impact on the Partnership, the Partnership’s net lease revenue for the three and six-month periods ending June 30, 2005 was lower than the comparable periods in the prior year primarily as a result of the Partnership’s diminishing fleet size. Conversely, the continued disposal of the Partnership’s off-hire containers contributed to the Partnership’s historically high level of dry cargo container utilization, measuring 94% at June 30, 2005, compared to 95% at December 31, 2004.
     Global economic reports for the second quarter of 2005 continue to indicate that consumer spending and economic growth rates have declined from the robust levels experienced in Europe, the US and many of the other developed countries during 2004. The decline in these economic growth rates are a direct result of rising fuel and steel costs, combined with a soaring US trade deficit, higher interest rates, uncertain global market trends, and possible new European and US tariffs on imports from China and other Asian countries. Many economists now are of the opinion that recent declines in these growth rates during the first and second quarters of 2005 are an indicator of slower global economic growth for the remainder of 2005. Inventories of consumer-related goods in both Europe and the US remain at high levels. It is reported that some exporters, concerned about port congestion, shipped goods early in 2005 and are still working to reduce inventory levels. Further declines in economic growth rates during 2005 may contribute to a weakening in container leasing market conditions and reduced demand for new and existing containers. In the long term, industry experts believe that the future of the container shipping industry is favorable, as outsourcing to China and other parts of Asia increases, previously-restrictive trade agreements expire, new trade agreements are negotiated, and as China gains access to global markets in which it previously played a small role.
     The price of a new dry cargo container increased to a peak of $2,300 during the first six months of 2005 and declined to approximately $1,950 at the end of June 2005 due to reduced demand for new containers. Although container prices may fluctuate over the remainder of 2005, the long-term outlook for container prices continues to show an inflationary bias tied to energy costs, steel prices and interest rates. These higher prices have forced some shipping lines, as well as leasing companies, to reconsider capital expenditure levels for new container investment during 2005. A reduction in new container capital expenditures by the shipping lines could result in the shipping lines leasing more containers from the leasing companies, including the Partnership’s containers.
     Ports, railroads and inland transportation systems, particularly in the US and Europe, appear to have avoided the congestion problem that arose from the higher trade volumes experienced in recent years, since recent cargo growth has been less robust. Congestion creates problems throughout the entire supply chain network, increasing the turnaround time for containerships and the delivery time of shipper goods, as well as reducing the available supply of containers. Port congestion in many locations has been attributable to underestimating the growth in containerized cargo activity over the last few years, delays in expanding existing facilities and in planning new facilities due to environmental concerns, as well as the implementation of larger containerships. Expansion of the world’s ports and terminals is considered to be the key to relieving future congestion problems, as further efficiency gains are not expected to create significant increases in port and terminal capacity.
     During the three-month period ending June 30, 2005, inventory levels of off-hire containers remained at favorable levels, as shipping lines continue to employ leased containers to meet their containerized cargo requirements. The low inventory levels generally have resulted in substantial decreases in storage and other inventory related operating expenses. A significant increase in container inventories in future periods may contribute to increases in storage expenses.

     Sales proceeds realized on the sale of used containers remained favorable during the second quarter of 2005, as buyer demand remained strong. A significant increase in inventory levels in future periods could adversely impact sales proceeds realized on the sale of containers. The Leasing Company, on behalf of the Partnership, may consider the disposal of the Partnership’s remaining off-hire containers in locations whereby container sale prices equal or exceed targets established by both CCC and the Leasing Company.
     The Partnership’s average dry cargo container per-diem rate for the three-month period ending June 30, 2005 remains unchangedcompared to the same period in the prior year. Per-diem rates for older containers are expected to maintain their current level for the remainder of 2005.
     Virtually all of the top 20 shipping lines experienced strong profit growth during 2004 and first half of 2005, arguably the period of strongest market conditions experienced by the shipping industry. In response, the shipping industry is in a period of major consolidation, as AP MØller-Mersk has proposed a takeover of P&O Ned-Lloyd, two of the world’s largest shipping lines. It is expected that this merger will have consequences for virtually every business involved in container shipping. Industry experts speculate that other mergers and takeovers may take place. Current conditions appear to favor the larger more established shipping lines, which strategically view current conditions as an opportunity to implement long-term strategic plans to increase market share and consolidate a fragmented container shipping industry.
     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower charter and freight rates as shippers take advantage of the capacity surplus created by the additional containerships. These changes may result in a reduction in profitability for shipping lines, which in turn could have adverse implications for container lessors, including a decline in the demand for leased containers and a reduction in container per-diem rental rates. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience additional financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At June 30, 2005, approximately 61% of the original equipment remained in the Partnership’s fleet, as compared to approximately 67% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at June 30, 2005.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	3,445	1,170	111	243	14
Term lease
Short term[1]	715	274	32	33	35
Long term[2]	1,112	524	14	—	—

Subtotal	5,272	1,968	157	276	49
Containers off lease	263	197	10	54	4

Total container fleet	5,535	2,165	167	330	53

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	3,243	37%	1,447	40%	49	23%	181	35%	297	85%

Remaining fleet at June 30, 2005	5,535	63%	2,165	60%	167	77%	330	65%	53	15%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between July 2006 and December 2009.
Three Months Ended June 30, 2005 Compared to the Three Months Ended June 30, 2004
Net lease revenue was $664,791 for the three months ended June 30, 2005 compared to $740,729 for the same period in the prior year. The decrease was due to a $193,082 decline in gross rental revenue for the three-month period ended June 30, 2005, partially offset by a $15,470 decline in other components of net lease revenue, including management and reimbursable administrative expenses, as well as a $101,674 decrease in rental equipment operating expenses, compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 4% increase in the average refrigerated container per diem rental rate and an increase in fleet utilization rates, when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended June 30, 2005 and 2004 were as follows:

	Three Months Ended
	June 30, 2005	June 30, 2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	10,480	12,365
Refrigerated containers	455	780

Average utilization rates

Dry cargo containers	95%	91%
Refrigerated containers	88%	83%
     The decrease in rental equipment operating expenses was attributable to the Partnership’s higher combined utilization rate in the three-month period ended June 30, 2005, compared to the same period in the prior year. This impacted inventory-related expenses such as storage and repositioning costs, and activity-related expenses such as repair and maintenance. These decreases in rental equipment operating expenses were partially offset by an increase in the provision for doubtful accounts.
     Depreciation expense of $483,496 for the three months ended June 30, 2005 declined by $101,913 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.

     Other general and administrative expenses amounted to $34,398 for the three month period ended June 30, 2005, an increase of $2,641 or 8% when compared to the same period in 2004.
     Net gain on disposal of equipment for the three months ended June 30, 2005 was $793, as compared to a net loss of $55,463 for the corresponding period in 2004. The Partnership disposed of 439 containers during the second quarter of 2005, compared to 296 containers during the same three-month period in 2004. The Partnership believes that the net gain on container disposals in the three-month period ended June 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, as well as agreements entered into for the sale of the Partnership’s remaining containers. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2005 and 2004.
Six Months Ended June 30, 2005 Compared to the Six Months Ended June 30, 2004
Net lease revenue was $1,336,623 for the six months ended June 30, 2005 compared to $1,393,132 for the same period in the prior year. The decrease was due to a a $353,298 decline in gross rental revenue, partially offset by a $262,057 decrease in rental equipment operating expenses, as well as a $34,732 decline in other components of net lease revenue, including management and reimbursable administrative expenses for the six-month period ended June 30, 2005, compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 2% increase in the average dry cargo per-diem rental rate, a 3% increase in the average refrigerated container per diem rental rate and an increase in fleet utilization rates, when compared to the same six-month period in the prior year. The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2005 and 2004 were as follows:

	Six Months Ended
	June 30, 2005	June 30, 2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	10,723	12,516
Refrigerated containers	482	789

Average utilization rates

Dry cargo containers	95%	88%
Refrigerated containers	87%	84%
     The decrease in rental equipment operating expenses was attributable to the Partnership’s higher combined utilization rate in the six-month period ended June 30, 2005, compared to the same period in the prior year. This impacted inventory-related expenses such as storage and repositioning costs, and activity-related expenses such as repair and maintenance. These decreases in rental equipment operating expenses were partially offset by an increase in the allowance for doubtful accounts.
     Depreciation expense of $996,122 for the six months ended June 30, 2005 declined by $187,103 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $64,325 for the six month period ended June 30, 2005, an increase of $4,688 or 8% when compared to the same period in 2004.
     Net loss on disposal of equipment for the six months ended June 30, 2005 was $76,317, as compared to a net loss of $118,763 for the corresponding period in 2004. The Partnership disposed of 791 containers during the first six months of 2005, compared to 521 containers during the same six-month period in 2004. The Partnership believes that the net loss on container disposals in the six-month period ended June 30, 2005, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. The level of the Partnership’s container disposals in subsequent periods, the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, as well as agreements entered into for the sale of the Partnership’s remaining containers, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2005 and 2004.

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
     The Partnership has completed its 12th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2005, the Partnership’s fleet size was approximately 61% of its original fleet size. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by the general partner. Sales proceeds distributed to its partners may fluctuate in subsequent periods, reflecting the level of container disposals. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash from operating, investing and financing activities.
     At June 30, 2005, the Partnership had $1,610,842 in cash and cash equivalents, a decrease of $625,045 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $1,120,523 during the six months ended June 30, 2005, compared to $1,307,626 for the same six month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $1,036,192 during the six months ended June 30, 2005, compared to $493,591 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment.
     Cash from Financing Activities: Net cash used in financing activities was $2,781,760 during the six months ended June 30, 2005 compared to $1,811,316 during the six months ended June 30, 2004. These amounts represent distributions to the Partnership’s general and limited partners.

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
Date: August 12, 2005

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