Form 10-Q
period 2005-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2005-11-14
CIK 891332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐. No ☑.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2005

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets as of September 30, 2005 and December 31, 2004, condensed statements of operations for the three and nine months ended September 30, 2005 and 2004, and condensed statements of cash flows for the nine months ended September 30, 2005 and 2004, (collectively the “Financial Statements”) for Cronos Global Income XIV, L.P. (the “Partnership”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2004 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2005	2004
Assets

Current assets:
Cash and cash equivalents, includes $1,556,013 at September 30, 2005 and $2,220,887 at December 31, 2004 in interest-bearing accounts	$1,571,012	$2,235,887
Net lease receivables due from Leasing Company (notes 1 and 2)	646,678	453,718

Total current assets	2,217,690	2,689,605

Container rental equipment, at cost	28,011,621	33,635,401
Less accumulated depreciation	(19,943,928)	(22,495,935)

Net container rental equipment (note 1)	8,067,693	11,139,466

Total assets	$10,285,383	$13,829,071

Partners’ Capital

Partners’ capital (deficit):
General partner	$(499,514)	$(463,125)
Limited partners	10,784,897	14,292,196

Total partners’ capital	$10,285,383	$13,829,071

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Net lease revenue (notes 1 and 3)	$605,363	$737,093	$1,941,986	$2,130,225

Other operating income (expenses):
Depreciation	(445,827)	(584,133)	(1,441,949)	(1,767,357)
Other general and administrative expenses	(31,178)	(26,461)	(95,505)	(86,099)
Net gain (loss) on disposal of equipment	75,727	(323,107)	(589)	(441,870)

Income (loss) from operations	204,085	(196,608)	403,943	(165,101)

Other income:
Interest income	11,503	2,690	29,729	4,664

Net income (loss)	$215,588	$(193,918)	$433,672	$(160,437)

Allocation of net income (loss):
General partner	$29,108	$22,940	$98,672	$75,110
Limited partners	186,480	(216,858)	335,000	(235,547)

	$215,588	$(193,918)	$433,672	$(160,437)

Limited partners’ per unit share of income (loss)	$0.06	$(0.07)	$0.11	$(0.08)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Net cash provided by operating activities	$1,723,752	$2,037,176

Cash provided by investing activities:
Proceeds from disposal of equipment	1,588,733	950,387

Cash used in financing activities:
Distribution to general partner	(135,062)	(104,523)
Distribution to limited partners	(3,842,298)	(2,598,833)

	(3,977,360)	(2,703,356)

Net (decrease) increase in cash and cash equivalents	(664,875)	284,207

Cash and cash equivalents at the beginning of the period	2,235,887	1,647,319

Cash and cash equivalents at the end of the period	$1,571,012	$1,931,526

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

The Partnership has completed its 12th year of operations and has entered its liquidation phase wherein the General Partner focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2005, approximately 58% of the original equipment remained in the Partnership’s fleet. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.
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

various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2005 and 2004.
(f)	Partners’ Capital Accounts

Upon dissolution , the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to person’s other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive balances of CCC and the limited partners’ capital accounts. CCC shall contribute to the Partnership, if necessary, an amount equal to thelesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
(2)	Net Lease Receivables Due from Leasing Company

Net lease receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease receivables at September 30, 2005 and December 31, 2004 were as follows:

	September 30,	December 31,
	2005	2004
Gross lease receivables	$1,148,765	$1,025,167
Less:
Direct operating payables and accrued expenses	(229,161)	(278,630)
Damage protection reserve	(97,331)	(115,519)
Base management fees payable	(11,672)	(28,880)
Reimbursed administrative expenses	(12,898)	(19,554)
Allowance for doubtful accounts	(151,025)	(128,866)

	(502,087)	(571,449)

Net lease receivables	$646,678	$453,718

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Rental revenue (note 4)	$795,228	$1,039,651	$2,555,433	$3,153,154
Less:
Rental equipment operating expenses	92,779	162,314	289,200	620,790
Base management fees	55,781	78,825	176,630	216,398
Reimbursed administrative expenses
Salaries	30,840	40,207	106,531	128,184
Other payroll related expenses	2,783	7,625	14,519	16,522
General and administrative expenses	7,682	13,587	26,567	41,035

	189,865	302,558	613,447	1,022,929

Net lease revenue	$605,363	$737,093	$1,941,986	$2,130,225

(4)	Operating Segment

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

The Partnership derives its revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of September 30, 2005, the Partnership operated 5,289 twenty-foot, 2,025 forty-foot and 160 forty-foot high-cube marine dry cargo containers, as well as 311 twenty-foot and 29 forty-foot marine refrigerated cargo containers. A summary of gross lease revenue, by product, for the three and nine-month periods ended September 30, 2005 and 2004 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
Dry cargo containers	$603,003	$730,964	$1,907,016	$2,173,832
Refrigerated containers	192,225	308,687	648,417	979,322

Total	$795,228	$1,039,651	$2,555,433	$3,153,154

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
Market Overview
     Commencing in 2003, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Accordingly, the Partnership’s financial condition and results from operations are affected by the impact of market conditions on its remaining on-hire containers, as well as market conditions affecting the Partnership’s off-hire containers, including those affecting the container resale market.
     The container leasing industry continues to operate under the most favorable market conditions in its 35-year-plus history. During 2003 and 2004, industry observers report that global container trade grew by an estimated 8% and 12%, respectively. In comparison, global container trade grew by a modest 3.7% during 2001, a recession year. These favorable conditions contributed to a strong container leasing market, resulting in high levels of demand for existing containers and a decline in off-hire container inventories. During 2005, demand for existing dry cargo containers eased from the levels experienced in 2004 when demand often exceeded supply, resulting in a more balanced leasing market. As a result, utilization of the Partnership’s combined fleet declined to approximately 91.9% at September 30, 2005 when compared to 93.6% at June 30, 2005, still a very favorable level of utilization when compared to historical levels. Forecasts for economic growth and global container trade remain strong and, while 2005 is expected to finish as one of the strongest years for the container leasing industry, growth in these indicators is expected to be at a more moderate pace than that experienced during 2004. This is due to a number of factors, including the effects of increased crude oil prices on the global economy.
     During the three and nine-month periods ending September 30, 2005, high utilization levels continued to contribute to low inventories of off-hire containers as shipping lines employed more leased containers to meet the growth in containerized trade. Declining inventories have also contributed to an increase in the amount of proceeds realized on the sale of used containers, as fewer containers are available at non-factory locations to meet the demand of buyers. The inventory levels experienced during the three and nine-month periods ended September 30, 2005 have generally resulted in substantial decreases in storage and other inventory-related operating expenses. A significant increase in container inventories in future periods may contribute to increases in the Partnership’s storage and related inventory expenses.
     The price of a new 20-foot dry cargo container increased to a peak of $2,300 during the first nine months of 2005 and has declined to approximately $1,700 at the end of September 2005 due to reduced demand for new dry cargo containers, a corresponding buildup of new container inventories at Chinese container factories and a recent decline in the price of Corten steel and other raw materials. The decline in orders for new dry cargo containers was further affected by increased efficiencies by the shipping lines, as well as the fact that ports have avoided the congestion problems that occurred in the U.S. and Europe during 2004. The recent decline in the cost of new dry cargo containers was the first to have occurred in over three years. Container prices continue to be tied to energy costs, steel prices and interest rates, and are subject to fluctuations based on these variables. Although the Partnership may no longer purchase new containers, the price of new containers has indirectly contributed to the Partnership’s results of operations, influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has also positively affected the Partnership’s results from operations, contributing to the Partnership’s high utilization levels, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing favorable sale proceeds from the sale of its containers. During the third quarter of 2005, buyers continued to demand existing, older containers. In many geographical markets, sales prices for used containers increased as inventories of off-hire containers at non-factory locations declined, reducing the available supply of containers eligible for sale. A significant increase in inventory levels in future periods, as well as significant declines in new container prices, could adversely impact sales proceeds realized on the sale of containers.

     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. Over-capacity may contribute to lower freight rates, resulting in reduced profitability for the shipping lines, that in turn could have adverse implications for container leasing companies.
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

     At September 30, 2005, approximately 58% of the original equipment remained in the Partnership’s fleet, as compared to approximately 67% at December 31, 2004. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2005.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	3,219	1,075	107	207	11
Term lease
Short term[1]	675	249	32	33	13
Long term[2]	1,066	504	13	—	—

Subtotal	4,960	1,828	152	240	24
Containers off lease	329	197	8	71	5

Total container fleet	5,289	2,025	160	311	29

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	3,489	40%	1,587	44%	56	26%	200	39%	321	92%

Remaining fleet at September 30, 2005	5,289	60%	2,025	56%	160	74%	311	61%	29	8%

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 30, 2006.

2.	Long term leases represent term leases, the majority of which will expire between October 2006 and December 2010.
Three Months Ended September 30, 2005 Compared to the Three Months Ended September 30, 2004
Net lease revenue was $605,363 for the three months ended September 30, 2005 compared to $737,093 for the same period in the prior year. The decrease was due to a $244,423 decline in gross rental revenue for the three-month period ended September 30, 2005, partially offset by a $43,160 decline in other components of net lease revenue, including management and reimbursable administrative expenses, as well as a $69,535 decrease in rental equipment operating expenses, compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 3% increase in the average per-diem rental rate for refrigerated cargo containers and an increase in dry cargo container utilization rates, when compared to the same three-month period in the prior year. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2005 and 2004 were as follows:

	Three Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	9,941	11,980
Refrigerated containers	423	704

Average utilization rates

Dry cargo containers	94%	93%
Refrigerated containers	82%	84%
     The decrease in rental equipment operating expenses was attributable to the Partnership’s higher combined utilization rate in the three-month period ended September 30, 2005, compared to the same period in the prior year. This impacted inventory-related expenses such as storage and repositioning costs, and activity-related expenses such as repair and maintenance. The Partnership also recognized a decrease in the provision for doubtful accounts for the three-month period ended September 30, 2005, compared to the same period in the prior year.

     Depreciation expense of $445,827 for the three months ended September 30, 2005 declined by $138,306 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size, due to an increase in investor communication expenses.
     Other general and administrative expenses amounted to $31,178 for the three-month period ended September 30, 2005, an increase of $4,717 or 18% when compared to the same period in 2004 due to an increase in investor communication expenses.
     Net gain on disposal of equipment for the three months ended September 30, 2005 was $75,727, as compared to a net loss of $323,107 for the corresponding period in 2004. The Partnership disposed of 436 containers during the third quarter of 2005, compared to 383 containers during the same three-month period in 2004. The Partnership believes that the net gain on container disposals in the three-month period ended September 30, 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals, as well as agreements entered into for the sale of the Partnership’s remaining containers. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2005 and 2004.
Nine Months Ended September 30, 2005 Compared to the Nine Months Ended September 30, 2004
Net lease revenue was $1,941,986 for the nine months ended September 30, 2005 compared to $2,130,225 for the same period in the prior year. The decrease was due to a $597,721 decline in gross rental revenue, partially offset by a $331,590 decrease in rental equipment operating expenses, as well as a $77,892 decline in other components of net lease revenue, including management and reimbursable administrative expenses for the nine-month period ended September 30, 2005, compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, and a 1% decrease in the average per-diem rental rate for dry cargo containers, partially offset by a 2% increase in the average per-diem rental rate for refrigerated cargo containers, and an increase in fleet utilization rates, when compared to the same nine-month period in the prior year. The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2005 and 2004 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	10,462	12,336
Refrigerated containers	463	757

Average utilization rates

Dry cargo containers	94%	90%
Refrigerated containers	85%	84%
     The decrease in rental equipment operating expenses was attributable to the Partnership’s higher combined utilization rate in the nine-month period ended September 30, 2005, compared to the same period in the prior year. This impacted inventory-related expenses such as storage and repositioning costs, and activity-related expenses such as repair and maintenance. In addition, the provision for doubtful accounts decreased when compared to the same period in the prior year.
     Depreciation expense of $1,441,949 for the nine months ended September 30, 2005 declined by $325,408 when compared to the corresponding period in 2004, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $95,505 for the nine month period ended September 30, 2005, an increase of $9,406 or 11% when compared to the same period in 2004, due to increases in investor communication expenses and other professional fees.

     Net loss on disposal of equipment for the nine months ended September 30, 2005 was $589, compared to $441,870 for the corresponding period in 2004. The Partnership disposed of 1,227 containers during the first nine months of 2005, compared to 904 containers during the same nine-month period in 2004. The Partnership believes that the net loss on container disposals in the nine-month period ended September 30, 2005, was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. The level of the Partnership’s container disposals in subsequent periods, the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, as well as agreements entered into for the sale of the Partnership’s remaining containers, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2005 and 2004.
Liquidity and Capital Resources
     The Partnership’s primary objective is to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on container rental receipts to meet this objective, as well as to finance operating needs. Cash generated from container sales proceeds are distributed to its limited partners. No credit lines are maintained to finance working capital. Commencing in 2003, the Partnership’s 11th year of operations, the Partnership began focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service. Since that time, the Partnership has been actively disposing of its fleet. Cash proceeds from container disposals, in addition to cash from operations, will provide the cash flow for distributions to the limited partners.
     At September 30, 2005, approximately 58% of the original equipment remained in the Partnership’s fleet. The General Partner will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an aggregate amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At September 30, 2005, the Partnership had $1,571,012 in cash and cash equivalents, a decrease of $664,875 from the cash balances at December 31, 2004. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $1,723,752 during the nine months ended September 30, 2005, compared to $2,037,176 for the same nine month period in 2004.
     Cash from Investing Activities: Net cash provided by investing activities was $1,588,733 during the nine months ended September 30, 2005, compared to $950,387 in the corresponding period of 2004. These amounts represent sales proceeds generated from the sale of container equipment.

     Cash from Financing Activities: Net cash used in financing activities was $3,977,360 during the nine months ended September 30, 2005 compared to $2,703,356 during the nine months ended September 30, 2004. These amounts represent distributions to the Partnership’s general and limited partners.
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
Date: November 11, 2005

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