Form 10-K
period 2005-12-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2006-03-24
CIK 891332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
(Address of principal executive offices)           (Zip Code)
Registrant’s telephone number, including area code (415) 677-8990
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Not Applicable	Name of each exchange on which registered

Securities registered pursuant to Section 12(g) of the Act:
UNITS OF LIMITED PARTNERSHIP INTERESTS
(Title of Class)
Indicate by check mark if the registrant is well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, See definition of “accelerated filer and large accelerated” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Documents Incorporated by Reference
Prospectus of Cronos Global Income Fund XIV, L.P., dated December 1, 1992 included as part of Registration Statement on Form S-1 (No. 33-51810).

IEA INCOME FUND XIV,
Report on Form 10-K for the Fiscal Year
Ended December 31, 2005

PART I
Item 1. Business
     (a) General Development of Business
     Cronos Global Income Fund VIV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on July 30, 1992, for the purpose of owning and leasing marine cargo containers, special purpose containers and container-related equipment. The Partnership was initially capitalized with $100, and commenced offering its limited partnership interests to the public subsequent to December 1, 1992, pursuant to its Registration Statement on Form S-1 (File No. 33-51810). The offering terminated on November 30, 1993.
     The Partnership raised $59,686,180 in subscription proceeds. The following table sets forth the use of said subscription proceeds:

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

     The general partner of the Partnership is Cronos Capital Corp. (“CCC”), a wholly-owned subsidiary of Cronos Holdings/Investments (U.S.), Inc., a Delaware corporation. These and other affiliated companies are wholly-owned by The Cronos Group, a holding company registered in Luxembourg (the “Parent Company”) and are collectively referred to as the “Group.” The activities of the container division of the Group are managed through the Group’s subsidiary in the United Kingdom, Cronos Containers Limited (the “Leasing Company”). The Leasing Company manages the leasing operations of all equipment owned by the Group on its behalf or on behalf of other third-party container owners, including all programs organized by CCC.
     On December 1, 1992, the Leasing Company entered into a Leasing Agent Agreement with the Partnership assuming the responsibility for all container leasing activity.
     For a discussion of recent developments in the Partnership’s business, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Result of Operations.”
     For information concerning the containers acquired by the Partnership, see Item 2, “Properties.”

     (b) Financial Information About Segments
     An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The Leasing Company’s management operates the Partnership’s container fleet as a homogenous unit and has determined that as such it has a single reportable operating segment.
     The Partnership derives revenues from dry cargo containers and refrigerated containers. As of December 31, 2005, the Partnership operated 5,043 twenty-foot, 1,901 forty-foot and 156 forty-foot high-cube marine dry cargo containers, as well as 284 twenty-foot and 14 forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Dry cargo containers	$2,455,773	$2,879,752	$2,904,914
Refrigerated containers	807,607	1,263,320	1,453,437

Total	$3,263,380	$4,143,072	$4,358,351

     Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, it is impracticable to provide geographic area information. Any attempt to separate “foreign” operations from “domestic” operations would be dependent on definitions and assumptions that are so subjective as to render the information meaningless and potentially misleading. Accordingly, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”.
     Two sub-lessees of the Leasing Company each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2005. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 19% or $614,129, and Container Equipment Leasing generated approximately 14% or $468,603 of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2005. One sub-lessee of the Leasing Company, MSC, generated approximately 16% or $671,170, and 17% or $742,174, of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2004 and 2003, respectively.
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
The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 21 million TEU by the end of 2005. The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.

Benefits of Leasing
     The container fleets of leasing companies represent approximately 46% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their containers from container leasing companies and, in doing so, achieve the following financial and operational benefits:
•	Leasing allows the shipping lines to utilize the equipment they need without having to make large capital expenditures;

•	Leasing offers a shipping line an alternative source of financing in a traditionally capital-intensive industry;

•	Leasing enables shipping lines to expand their trade routes and market shares at a relatively low cost without making a permanent commitment to support their new structure;

•	Leasing allows shipping lines to respond to changing seasonal and trade route demands, thereby optimizing their capital investment and minimizing storage costs;

•	Leasing provides shipping lines with the flexibility to respond to rapidly changing market opportunities as they arise without relying exclusively on their own containers; and

•	Leasing allows shipping lines to benefit from the relationship between container manufacturers and leasing companies.
Fleet Profile
     The Partnership acquired high-quality marine cargo containers manufactured to specifications that exceed International Standards Organization standards (the “ISO”) and are designed to minimize repair and operating costs. The Partnership’s fleet specifically consist of dry and refrigerated marine cargo containers.
     Dry cargo containers are the most commonly used type of container in the shipping industry, used to carry a wide variety of cargoes ranging from heavy industrial raw materials to light-weight finished goods. The Partnership’s dry cargo container fleet is constructed of all Corten® steel (i.e., Corten® roofs, walls, doors and undercarriage), which is a high-tensile steel yielding greater damage and corrosion resistance than mild steel.
     Refrigerated containers are used to transport temperature-sensitive products, such as meat, fruit and vegetables. All of the Partnership’s refrigerated containers are constructed of high grade stainless steel and/or aluminum and utilize sophisticated refrigeration machinery. As a result, refrigerated containers are technologically more complex than other types of marine cargo containers. Consequently, refrigerated containers require more maintenance and technical support, and they are also more prone to technical obsolescence than other types of containers. The majority of the Partnership’s 20-foot refrigerated containers have high-grade stainless steel outer walls, while most of the Partnership’s 40-foot refrigerated containers are steel framed with aluminum outer walls to reduce weight. As with the dry cargo containers, all refrigerated containers are designed to minimize repair and maintenance and maximize damage resistance.
     The Partnership purchased its dry cargo containers from manufacturers in China, Korea, Indonesia, Thailand, and India. The Partnership’s refrigerated containers were purchased mainly from Korean manufacturers. The majority of its refrigeration units were purchased from Carrier Transicold, the primary container refrigeration unit supplier in the United States.

     As of December 31, 2005, the Partnership owned 5,043 twenty-foot, 1,901 forty-foot and 156 forty-foot high-cube marine dry cargo containers, as well as 284 twenty-foot and 14 forty-foot marine refrigerated containers.
     The following table sets forth the number of containers, by container type and lease type as of December 31, 2005:

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	3,028	945	104	182	7
Term lease Short term [1]	630	209	29	31	2
Long term [2]	1,033	492	13	—	—

Subtotal	4,691	1,646	146	213	9
Containers off lease	352	255	10	71	5

Total container fleet	5,043	1,901	156	284	14

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2006.

2.	Long term leases represent term leases, the majority of which will expire between 2007 and 2010.
     The Leasing Company makes payments to the Partnership based upon rentals collected from customers after deducting certain operating expenses associated with the containers, such as the base management fee payable to the Leasing Company, certain expense reimbursements payable to CCC and the Leasing Company, the costs of maintenance and repairs not performed by lessees, independent agent fees and expenses, depot expenses for handling, inspection and storage, and additional insurance.
Types of Leases
     On behalf of the Partnership, the Leasing Company leases the Partnership’s containers primarily to shipping lines operating in major trade routes (see Item 1(d)). The Partnership’s marine dry cargo containers may be leased pursuant to operating leases, whereby the containers are leased to the ocean carrier on a daily basis for any desired length of time, with the flexibility of picking up and dropping off containers at various agreed upon locations around the world. Some of the Partnership’s containers may be leased pursuant to term leases, which may have durations of one to five years. Specialized containers are generally leased on longer-term leases because the higher cost, value and complexity of this equipment makes it more expensive to redeliver and lease out. Lastly, some of the Partnership’s containers may be leased pursuant to sales-type leases, whereby the containers are leased over a period greater than one year, with fixed payments and provide the lessee with a purchase option at the end of the lease term.
•	Master leases. Master leases are leases under which a customer may lease a certain number of containers, as needed, under a general agreement between the lessor and the lessee. Such leases provide customers with greater flexibility by allowing them to pick up and drop off containers where and when needed, subject to restrictions and availability, on pre-agreed terms. Master leases also define the number of containers that may be returned within each calendar month, the permitted return locations and applicable drop-off charges. Due to the increased flexibility they offer, master leases usually command higher per-diem rates and generate more ancillary revenue (including pick-up, drop-off, handling and off-hire fees) than term leases. Ocean carriers generally use master leases to manage trade imbalances (where more containerized cargo moves in one direction than another) by picking up a container in one port and dropping it off at another location after one or more legs of a voyage. The commercial terms of master leases are usually negotiated or renewed annually.

•	Term leases. Term leases are for a fixed period of time, typically varying from three to five years. In most cases, containers cannot be returned prior to the expiration of the lease. Term lease agreements may contain early termination penalties that apply in the event of early redelivery. Term leases provide greater revenue stability to the lessor, usually at lower lease rates than master leases. Ocean carriers use term leases to lower their operating costs when they have a need for an identified number of containers for a specified term.

•	Sales-type leases. Sales-type leases are long-term in nature, usually ranging from three to seven years, and require relatively low levels of customer service. They ordinarily require fixed payments over a defined period and provide customers with an option to purchase the subject containers at the end of the lease term. Per-diem rates include an element of repayment of capital and therefore are usually higher than rates charged under either term or master leases.

     The percentage of containers under term, master and other lease types varies widely among leasing companies, depending upon each company’s leasing strategy regarding profit margins, operating costs and cash flows.
     Lease rates depend on several factors including a customer’s financial strength, type of lease, length of term, type and age of the containers, container replacement costs, interest rates, maintenance provided, and market conditions.
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
Customers
     The Partnership does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest could have an adverse effect upon its business. Two sub-lessees of the Leasing Company each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2005. MSC generated approximately 19% or $614,129, and Container Equipment Leasing generated approximately 14% or $468,603 of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2005. The majority of the Leasing Company’s customers are billed and pay in United States dollars.
     The Leasing Company sets maximum credit limits for all of the Partnership’s customers, limiting the number of containers leased to each according to established credit criteria. The Leasing Company continually tracks its credit exposure to each customer. The Leasing Company’s credit committee meets quarterly to analyze the performance of the Partnership’s customers and to recommend actions to be taken in order to minimize credit risks. The Leasing Company uses specialist third party credit information services and reports prepared by local staff to assess credit quality.
     The Partnership may be subject to unexpected loss in rental revenue from sub-lessees of its containers that default under their container lease agreements with the Leasing Company. The Partnership and Leasing Company maintain insurance against loss or damage to the containers, loss of lease revenue in certain cases and costs of container recovery and repair in the event that a customer declares bankruptcy.
Repair and Maintenance
     All containers are inspected when redelivered by customers and repaired in accordance with standardized industry guidelines. Depots in major port areas perform repair and maintenance that is verified by either independent surveyors or the Leasing Company’s technical and operations staff. As described under “Description of Business – Types of Leases”, some customers are relieved of the responsibility of paying some repair costs upon redelivery of containers by entering into a damage protection plan. All other customers are obligated to pay for all damage repair, excluding wear and tear.
     Before any repair or refurbishment is authorized on older containers in the Partnership’s fleet, the Leasing Company’s technical and operations staff reviews the age, condition and type of container, and its suitability for continued leasing. The Leasing Company compares the cost of such repair or refurbishment with the prevailing market resale price that might be obtained for that container and makes the decision whether to repair or sell the container accordingly. The Leasing Company is authorized to make this decision on behalf of the Partnership and makes this decision by applying the same standards to the Partnership’s containers as to its own containers.
Disposition of Used Containers
     The Partnership estimates that the useful operational life for its containers ranges from 12 to 15 years. On behalf of the Partnership, the Leasing Company disposes of used containers in a worldwide secondary market in which buyers include wholesalers, mini-storage operations, construction companies and others. The market for used containers generally depends on new container prices, the quantity of containers targeted for disposal and the overall lease market for containers at a particular location. As the Partnership’s fleet ages, a larger proportion of its revenue and cash flow may be derived from selling its containers.

Operations
     The Partnership’s sales and marketing operations are conducted through the Leasing Company based in the United Kingdom, with support provided by area offices and dedicated agents located in San Francisco; New Jersey; Antwerp; Genoa; Gothenburg; Hamburg; Singapore; Hong Kong; Sydney; Tokyo; Taipei; Seoul; Rio de Janeiro; Shanghai, Lisbon and Chennai.
     The Leasing Company also maintains agency relationships with approximately 13 independent agents around the world, which are generally paid a commission based upon the amount of revenues generated in the region or the number of containers that are leased from their area. The agents are located in jurisdictions where the volume of the Leasing Company’s business necessitates a presence in the area but is not sufficient to justify a fully-functioning Leasing Company office or dedicated agent. Agents provide marketing support to the area offices covering the region, together with limited operational support.
     In addition, the Leasing Company relies on the services of approximately 168 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Company’s technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Company’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.
     The Leasing Company’s global network is integrated with its computer system and provides 24-hour communication between offices, agents and depots. The system allows the Leasing Company to manage and control the Partnership’s fleet on a global basis, providing it with the responsiveness and flexibility necessary to service the leasing market effectively. This system is an integral part of the Leasing Company’s service, as it processes information received from the various offices, generates billings to lessees and produces a wide range of reports on all aspects of the Leasing Company’s leasing activities. The system records the life history of each container, including the length of time on and off lease and repair costs, as well as port activity trends, leasing activity and equipment data per customer. The operations and marketing data is fully interfaced with the finance and accounting system to provide revenue, cost and asset information to management and staff around the world.
     In recent years, the Leasing Company and other lessors have developed certain internet-based applications to enhance its customer support network, allowing customers access to make on-line product inquiries. The Leasing Company will introduce other internet-based applications to support its global operations when suitable applications are identified.
Insurance
     The Leasing Company’s lease agreements typically require lessees to obtain insurance to cover all risks of physical damage and loss of the equipment under lease, as well as public liability and property damage insurance. However, the precise nature and amount of the insurance carried by each lessee may vary. In addition, the Partnership has purchased secondary insurance effective in the event that a lessee fails to have adequate primary coverage. This insurance covers liability arising out of bodily injury and/or property damage as a result of the ownership and operation of the containers, as well as insurance against loss or damage to the containers, loss of lease revenue in certain cases and cost of container recovery and repair in the event that a customer goes into bankruptcy. The Partnership believes that the nature and the amounts of its insurance are customary in the container leasing industry and subject to standard industry deductions and exclusions.
     (c)(1)(ii) Inapplicable.
     (c)(1)(iii) Inapplicable.
     (c)(1)(iv) Inapplicable.
     (c)(1)(v) The Partnership’s containers are leased globally; therefore, seasonal fluctuations are minimal. Other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject include fluctuations in general business conditions and fluctuations in supply and demand for equipment resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards.

     (c)(1)(vi) The Partnership established an initial working capital reserve of approximately 1% of subscription proceeds raised. In addition, the Partnership may reserve additional amounts from anticipated cash distributions to the partners to meet working capital requirements.
     Amounts due under master leases are calculated at the end of each month and billed approximately six to eight days thereafter. Amounts due under short-term and long-term leases are set forth in the respective lease agreements and are generally payable monthly. However, payment is normally received within 60-90 days of billing. Past due penalties are not customarily collected from lessees and, accordingly, are not generally levied by the Leasing Company against lessees of the Partnership’s containers.
     (c)(1)(vii) For the year ended December 31, 2005, two sub-lessees of the Leasing Company each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership. MSC generated approximately 19% or $614,129, and Container Equipment Leasing generated approximately 14% or $468,603 of the Leasing Company’s rental revenue earned on behalf of the Partnership. The Partnership does not believe that its ongoing business is dependent upon a single sub-lessee of the Leasing Company, although the loss of one or more of its largest sub-lessees could have an adverse effect upon its business.
     (c)(1)(viii) Inapplicable.
     (c)(1)(ix) Inapplicable.
     (c)(1)(x) Container leasing companies compete not only with one another but also with their customers, primarily the shipping lines. Approximately 46% of the world’s container fleet is owned by container leasing companies, with the balance owned by shipping lines and other non-leasing owners. In times of slow economic and trade growth, shipping lines are more apt to reduce the level of leased containers in their fleets and rely on their fleet of owned containers.
     Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the lessor’s containers, the quality and flexibility of the service offered, the availability of suitable financing, and the professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office.
     The Leasing Company, on behalf of the Partnership, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade, and currently, the container leasing market essentially comprises three distinct groups. The first group includes five leasing companies that control almost 64% of the total leased fleet. The second group, also consisting of five companies, which includes the Leasing Company, controls approximately 25% of the total leased fleet. The third group controls the remaining 11%, and is comprised of smaller, more specialized fleet operators.
     Some leasing companies have greater financial resources than the Leasing Company and may be capable of offering lower per-diem rates on a larger fleet. However, ocean carriers will generally lease containers from more than one leasing company in order to minimize dependence on a single supplier. In addition, not all container leasing companies compete in the same market, as some supply only dry cargo containers and not specialized containers, while others offer only long-term leases.
     The Partnership, CCC and the Leasing Company believe that market pressures act as barriers to new competition, primarily in the master lease market. Besides facing substantial capital investment requirements, without a global network of offices and a substantial fleet of containers, a new entrant may find it difficult to provide services competitive with those offered by established companies.
     (c)(1)(xi) Inapplicable.

     (c)(1)(xii) Environmental Matters
     Historically, refrigerated containers have utilized a refrigerant gas which is a chlorofluorocarbon (“CFC”) compound. It is generally assumed that CFCs are harmful to the Earth’s ozone layer when released into the atmosphere. Many nations, including the United States have taken action, both collectively and individually, to regulate CFCs. These nations have set various targets for reductions in production and use of CFCs, and their eventual elimination. There has been substantial progress in securing a viable substitute for the refrigerant used in containers. Production of new container refrigeration units operating with the replacement refrigerant became generally available in 1993. In the second quarter of 2001, the Leasing Company conducted a review of the Partnership’s refrigerated container equipment, which resulted in the recording of impairment charges on those containers using a CFC refrigerant, affecting both containers on and off-hire. The Leasing Company has implemented a disposal program for the Partnership’s impaired, refrigerated containers. This program targeted the off-hire containers for immediate disposal. Those that are currently on lease will be disposed of when redelivered and off-hired by the lessee. These impaired, refrigerated containers may command lower prices in the used container market.
     (c)(1)(xiii) The Partnership, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 28, 2006, CCC had 13 employees, consisting of 3 officers, 6 other managers and 4 clerical and staff personnel. The Leasing Company had 32 employees, consisting of 3 officers, 17 other managers, and 12 clerical and staff personnel.
     (d) Financial Information About Geographic Areas
     The Partnership’s business is not divided between foreign or domestic operations. The Partnership’s business is the leasing of containers worldwide to ocean carriers. To this extent, the Partnership’s operations are subject to the fluctuations of world economic and political conditions. Such factors may affect the pattern and levels of world trade. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those of leases to domestic customers. The Leasing Company’s leases generally require all payments to be made in United States currency.
     Lease revenue is deemed to be earned based on the physical location of the containers while on lease. Almost all of the Partnership’s lease revenue is earned from containers leased worldwide to ocean carriers. Due to the lack of information regarding the physical location of the Partnership’s fleet when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments.
Item 1A. Risk Factors
     An investment in the Partnership involves risk. The following is a summary of some of the risks associated with container leasing and the operation of a container leasing business in partnership form.
Risk Associated Container Leasing
     Because of the following factors, as well as other variables affecting the Partnership’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
     Dependence of the Container Leasing Business on the Volume of World Trade and Other Factors. Containers, particularly marine dry cargo containers, are relatively simple and fungible items of capital equipment. While one distinguishing characteristic of container leasing companies is the level of service they provide to lessees, fundamentally the success of the container leasing business depends upon the level of demand for leased containers. While there is continuing demand from customers to transport their cargo in containers rather than by break-bulk methods, this demand, in turn, largely depends upon levels of world trade and the supply of containers relative to demand. When the volume of world trade decreases, container leasing companies are particularly apt to suffer since container lessees, most of which also have their own fleets of containers, generally reduce the number of leased containers in their fleets in favor of utilizing their fleet of owned containers. In addition, average daily revenue per leased container unit can decrease significantly as the volume of world trade decreases and the supply of available containers exceeds the level of demand. Such factors can cause a material reduction in a leasing company’s revenues. Furthermore, the increased availability of capital combined with low interest rates may provide an incentive for shipping lines to reduce their demand for leased containers in favor of purchasing them. As a result, the Partnership’s container leasing operations could be negatively affected by future fluctuations in world trade and other factors, including, without limitation, the supply and pricing of new and used containers, economic conditions in the shipping industry, fluctuations in interest rates and currency valuations, and other economic considerations that are inherently unpredictable and beyond the control of the Partnership, CCC and the Leasing Company.
     Risks of Ownership and Leasing of Special Purpose Containers. A portion of the Partnership’s container portfolio consists of refrigerated containers. Unlike dry cargo containers, these special purpose containers are built for specific market demands. As such, the markets for the leasing of special purpose containers are narrower than the market for dry cargo containers. Lessors in these markets are thus more sensitive to fluctuations in the demand for and supply of such containers. Moreover, the ownership of refrigerated containers entails risks of mechanical breakdown and technological obsolescence not otherwise present in the ownership of dry cargo containers.
     Risk of Terrorism Involving Containers. Since September 11, 2001, the world’s governments, maritime authorities, and the maritime industry, have devoted increasing attention to enhancing the security of the global container transport chain. These efforts have included Congress’ passage of the Maritime Transportation Security Act of 2002, and initiatives by the United States such as the Container Security Initiative and Customs-Trade Partnership Against Terrorism Program. Efforts to date have focused on increasing port security and container inspections, developing and implementing a program of sealing containers with mechanical and electronic seals from the point of loading to final delivery of the container, identifying shippers, storing cargo information in electronic format, and related measures. The task is immense, and the efforts undertaken to date are preliminary. The industry is well aware of the dire consequences should a terrorism incident occur involving the use of a cargo container. In any such event, the impact on global trade and the world economy could be immediate and materially adverse. Any such event could lead to a reduction in the Partnership’s container leasing revenue, increased insurance costs, and possible increases in the costs to of adopting and implementing container related security devices and measures.
     Other Risks of Container Leasing. In addition to the factors discussed above, the ability of the Leasing Company, on behalf of the Partnership, to keep the Partnership’s containers under leases yielding revenues which, after payment of operating expenses, provide an acceptable return, may be adversely affected by other economic and business factors to which the transportation industry in general and the container leasing industry in particular are subject. These factors, which generally are beyond the control of the Partnership, CCC and the Leasing Company, include:
•	general economic conditions, such as inflation and fluctuations in general business conditions;

•	fluctuations in supply and demand for containers resulting from, among other things, obsolescence, changes in the methods or economics of a particular mode of transportation or changes in governmental regulations or safety standards;

•	increases in maintenance expenses, taxes, insurance costs, third party fees and other expenses attributable to the operation and the maintenance of the containers that cannot be offset by increased lease revenues from the containers;

•	the risk of uninsured losses with respect to the containers or insured losses for which insurance proceeds are inadequate, resulting in a possible loss of invested capital in and any profits anticipated from such containers;

•	the effects of strikes, labor disputes and foreign political unrest on the Partnership’s container leasing business;

•	bankruptcies, contract disputes, or defaults in payment by sub-lessees of the Partnership’s containers resulting in uncollectible amounts and the accumulation of expenses and off-lease time attributable to the recovery of containers, or the inability to recover containers from such lessees;

•	the possibility that sub-lessees of the Partnership’s containers will elect to purchase and own equipment rather than lease it from third parties, including the Leasing Company; and

•	loss of revenues and increases in storage expenses during periods when containers are not being utilized.
     Effect of Operating Leases: Rental Payments are Insufficient to Return the Original Investment in the Containers. A preponderance of the Partnership’s containers are leased pursuant to operating leases. Under an operating lease, the lessor receives aggregate rental payments in an amount that is insufficient to recover its original investment. In order for the Partnership to recover its investment and earn an adequate return thereon, the Leasing Company, on behalf of the Partnership, will, on termination of the initial leases of the Partnership’s containers, have to obtain renewals from the original lessees, find new lessees or sell the containers. Operating leases subject the Partnership to risks of fluctuation in rental rates and lack of demand for a particular container at the expiration of its lease. The success of the Leasing Company in leasing the Partnership’s containers and keeping the Partnership’s containers on lease will depend upon market conditions in the container and equipment leasing markets, the quality of maintenance of the containers, and other factors.

     Residual Value of Containers. The ultimate cash return of the Partnership’s investment in its containers will depend in part on the residual value of the containers at the point at which CCC determines that it is in the best interest of the Partnership to sell the containers. The amount realized on the sale of the containers may be substantially less than the price that the Partnership paid for the containers. Generally, used containers are sold in the non-maritime secondary market for use as temporary or permanent storage facilities. An additional use for refrigerated containers in the secondary market is for the temporary storage of perishable products. To a lesser extent, such containers are sold to shipping companies and container leasing companies for use in the maritime market. The demand for used containers depends on a variety of factors including the location of the container at the time of disposition, foreign currency exchange rates, and the factors discussed above that affect the market for marine cargo containers. One factor affecting the residual value of the containers will be the quality of maintenance provided by the Leasing Company and the sub-lessees of the Partnership’s containers. There can be no assurance that CCC will be able to arrange, on behalf of the Partnership, for adequate maintenance of the Partnership’s containers throughout their economically useful lives. The containers’ residual value will also depend upon factors beyond the control of the Partnership, CCC, the Leasing Company, or the container lessees, such as the cost of new containers, the quantity of used containers being supplied to the secondary market, technological advances in container construction and in techniques of ocean transportation, and developments in world trade.
     Competition. The Leasing Company, on behalf of the Partnership, will be in competition with several large international container leasing companies and numerous smaller leasing companies. Since 1997, the industry has witnessed significant consolidation. The container leasing industry is essentially comprised of three broad groups. The first group includes five leasing companies that control approximately 65% of the total leased fleet. The second group, also numbering five companies, which includes Cronos, controls approximately 24% of the total leased fleet. The third group controls the remaining 11%, and is comprised of smaller, more specialized container fleet operators. (All percentages are as of year-end 2004.) While the container leasing market is highly competitive, the large container leasing companies as a group might be able to exploit their greater financial resources to maintain or enhance their market share at the expense of the competitors such as the Partnership and Leasing Company, especially in any economic downturn.
     No Assurance of Successful Operations. No assurance can be given that the Partnership’s operations will be successful or that it will meet its originally stated investment objectives. Specifically, there is no assurance that cash will be available for distribution to the Partnership’s investors.
     Defaults by Lessees. The default by a sub-lessee under a lease with the Leasing Company may cause the Partnership’s containers to be returned at a time when the Leasing Company may be unable to arrange for the re-leasing or sale of such containers. In such event, the Partnership would lose anticipated revenues, incur additional operating expenses, and consequently, may be unable to recover its investment in such containers. In addition, because the Partnership’s containers will be leased outside of the United States, repossession of containers from sub-lessees who may default under a lease could prove difficult. In addition, when containers are recovered, the Leasing Company may not be able to re-lease the equipment at comparable rates and at favorable lease terms.
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
     Environmental Liability Risks. Under state and Federal laws of the United States, and under the laws of certain other nations, the owner of a container may be liable for environmental damage and/or cleanup costs and/or other sums in the event of actual or threatened discharge or other contamination by material in a container. This liability may be imposed on a container owner, such as the Partnership, even if the owner is not at fault. It is not possible to predict the amount of liability. The Leasing Company, on behalf of the Partnership, intends, subject to availability and prevailing market conditions, to obtain insurance against these risks on such terms and in such amounts as CCC and the Leasing Company deems reasonable. In addition, subject to availability and applicable insurance and container industry market conditions, the Leasing Company intends to require sub-lessees of the Partnership’s containers to obtain insurance which protects against these risks and further to compel lessees to indemnify and defend the Partnership in the case of an occurrence giving rise to possible liability under applicable environmental laws. There can, however, be no guarantee that insurance will be available to fully protect against environmental risk, or that CCC and the Leasing Company will be able to allocate the risk of environmental damage to lessees of the Partnership’s containers.
Risk Associated with the Operations of an Equipment Leasing Business in Partnership Form
     Reliance Upon CCC and the Leasing Company. The Partnership’s operations are dependent upon the ability of CCC, and its affiliate, the Leasing Company, to arrange for the leasing, maintenance and eventual sale of containers on behalf of the Partnership. The Partnership’s limited partners have no right to take part in the day-to-day management of the Partnership; all decisions with respect to such management will be made exclusively by CCC.
     Dependence Upon Key Personnel. Most of CCC’s and the Leasing Company’s senior executives and other management-level employees have been with CCC or the Leasing Company for over five years and have significant industry experience. The loss of the services of one or more of them could have a material adverse effect on the Partnership’s business. CCC believes that its future success and that of the leasing partnerships it manages will depend upon its and its affiliates ability to retain key members of its management teams and to attract capable management in the future. There can be no assurance that CCC and its affiliates will be able to do so. The officers of CCC and the Leasing Company are generally employed under contracts with two-year rolling terms. CCC does not maintain “key man” life insurance on any of its officers.
     Conflicts of Interest. In managing the Partnership, CCC is subject to conflicts of interest, meaning that it is confronted with decisions whereby it has an economic incentive to place its interests above those of the Partnership. CCC and its affiliates, including the Leasing Company, are in the business of managing containers for third parties, for CCC’s existing partnerships and programs, and for their own account, and will be subject to a conflict of interest in times of low demand for and excess supply of such containers. The Partnership Agreement provides that neither CCC nor its affiliates will be obligated to present any particular investment or leasing opportunity to the Partnership, even if such opportunity is suitable for the Partnership.
     Compensation of CCC and the Leasing Company. CCC and the Leasing Company receive substantial fees in connection with the organization and management of the Partnership. Most of these fees are paid irrespective of the amount of distributions paid to limited partners and regardless of the success or profitability of the Partnership’s operations. While such compensation was originally established by CCC and are not based on arm’s-length negotiations, CCC nevertheless believes that such compensation and fees are comparable to those which would be charged by an unaffiliated entity or entities for services.
     Return of Capital. Cash distributions may be characterized as a return of capital, a return on capital, or a portion of each. During the life of the Partnership, a substantial portion of the cash distributions made to limited partners will represent a return of capital depends in part on the residual values that are realized on the disposition of the Partnership’s containers, and is not determinable until the Partnership’s container portfolio is liquidated.
     Lack of Liquidity. There is no market for the Partnership’s units and there are significant restrictions on the transferability thereof. Limited partners may not be able to liquidate their investment, even in the event of an emergency. While the limited partners may present their units for repurchase by the Partnership, there can be no assurance that the Partnership will exercise its option to repurchase any of the units presented.
     Limited Voting Rights of Limited Partners. Limited partners have only limited voting rights on matters affecting the Partnership’s business, and are not permitted to take part in the management of the Partnership. Generally, for any matter submitted for vote of the limited partners, a vote of a majority in interest of the limited partners is required for approval.
     Unspecified Lessees. Limited partners have no information regarding the identity or creditworthiness of the prospective lessees of the Partnership’s containers. Limited Partners must rely solely on the supervision of CCC and the Leasing Company with respect to the evaluation of potential lessees, the negotiation of satisfactory leases, the management and maintenance of the containers during the life of the Partnership, and the timing and terms of any sale thereof. No assurance can be given that CCC and the Leasing Company will be able to perform such obligations so as to achieve the investment objectives of the Partnership.

     Limited Liability Not Clearly Defined. In certain jurisdictions in which the Partnership may do business, the limited liability of limited partners of limited partnerships formed under the laws of other jurisdictions has not been clearly established. There can be no assurance that CCC will be able to ensure that the limited liability of the Partnership’s limited partners will be preserved in all jurisdictions. Were limited liability not available to the limited partners, the limited partners might be liable for the Partnership’s debt in an amount exceeding their capital contributions to the Partnership plus their share of the profits thereof.
Item 1B. Unresolved Staff Differences
     Inapplicable.
Item 2. Properties
     As of December 31, 2005, the Partnership owned 5,043 twenty-foot, 1,901 forty-foot and 156 forty-foot high-cube marine dry cargo containers, as well as 284 twenty-foot and 14 forty-foot refrigerated containers, suitable for transporting cargo by rail, sea or highway. The average age, manufacturers’ invoice cost and estimated useful life of the Partnership’s containers as of December 31, 2005 were as follows:

	Estimated
	Useful Life	Average Age	Average Cost
20-Foot Dry Cargo Containers	12-15 years	13 years	$2,445

40-Foot Dry Cargo Containers	12-15 years	13 years	$4,147

40-Foot High-Cube Dry Cargo Containers	12-15 years	8 years	$3,284

20-Foot Refrigerated Containers	12-15 years	11 years	$17,973

40-Foot Refrigerated Containers	12-15 years	13 years	$18,338
     Utilization by lessees of the Partnership’s containers fluctuates over time depending on the supply of and demand for containers in the Partnership’s inventory locations. During 2005, utilization of the dry cargo and refrigerated container fleet averaged 94% and 83%, respectively.
     During 2005, the Partnership disposed of 905 twenty-foot, 545 forty-foot and 15 forty-foot high-cube marine dry cargo containers, as well as 106 twenty-foot and 72 forty-foot refrigerated containers at an average net gain on disposal of $24 per container.
Item 3. Legal
     Inapplicable.
Item 4. Submission of Matters to a Vote of Security Holders
     Inapplicable.

PART II
Item 5. Market for the Partnership’s Common Equity and Related Stockholder Matters
     (a) Market Information
     (a)(1)(i) The Partnership’s outstanding units of limited partnership interests are not traded on any market nor does an established public trading market exist for such purposes.
     (a)(1)(ii) Inapplicable.
     (a)(1)(iii) Inapplicable.
     (a)(1)(iv) Inapplicable.
     (a)(1)(v) Inapplicable.
     (a)(2) Inapplicable.
     (b) Holders

Number of Unit Holders
(b)(1) Title of Class	as of December 31, 2005

Units of limited partnership interests	4,015
     (c) Dividends
     Inapplicable. For the distributions made by the Partnership to its limited partners, see Item 6, “Selected Financial Data.”
     (d) Securities authorized for issuance under equity compensation plans.
     Inapplicable.
     (e) Purchases of equity securities by the issuer and affiliated purchasers.
     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
Net lease revenue	$2,466,199	$2,866,160	$2,602,764	$2,626,409	$3,141,175

Net income (loss)	$571,567	$(78,371)	$(402,067)	$(986,224)	$(2,585,671)

Net income (loss) per unit of limited partnership interest	$0.14	$(0.06)	$(0.13)	$(0.33)	$(0.90)

Cash distributions per unit of limited partnership interest	$1.66	$1.22	$1.26	$1.01	$1.15

At year-end:

Total assets	$9,268,530	$13,829,071	$17,680,268	$21,989,754	$26,124,364

Partners’ capital	$9,268,530	$13,829,071	$17,680,268	$21,989,754	$26,124,364
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the historical consolidated financial statements and the notes thereto and the other financial information appearing elsewhere in this report.
     The information in this Annual Report on Form 10-K (the “Report”) contains certain “forward-looking statements” within the meaning of the securities law. These forward-looking statements reflect the current view of the Partnership and CCC, with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the control of the Partnership and CCC. All statements other than statements of historical facts included in this Report, including statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Partnership’s strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Partnership are forward-looking statements.
     All forward-looking statements speak only as of the date of this Report. The Partnership does not undertake any obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership and CCC believe that their plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership and CCC can give no assurance that these plans, intentions or expectations will be achieved. Future economic, political and industry trends that could potentially impact revenues and profitability are difficult to predict, as well as the risks and uncertainties including, but not limited to, changes in demand for leased containers, changes in global business conditions and their effect on world trade, changes within the global shipping industry, the financial strength of the shipping lines and other sub-lessees of the Partnership’s containers, fluctuations in new container prices, changes in the costs of maintaining and repairing used containers, changes in competition, changes in the ability of the Leasing Company to maintain insurance on behalf of the Partnership’s container fleet, as well as other risks detailed herein and from time to time in the Partnership’s filings with the Securities and Exchange Commission.

Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on container rental receipts to meet this objective, as well as to finance operating needs. No credit lines are maintained to finance working capital. Commencing in 2003, the Partnership’s 11th year of operations, the Partnership began its liquidation phase , focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service.
     In January 2006, the Partnership will complete its 13th year of operations. Accordingly, it will continue its liquidation phase. At December 31, 2005, approximately 55% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC. Cash distributions from operations are allocated 5% to CCC and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to CCC and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to CCC and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership’s Partnership Agreement. Cash distributions from operations to CCC in excess of 5% of distributable cash will be considered an incentive fee and compensation to CCC.
     From inception through February 28, 2006, the Partnership has distributed, on a cash basis, $52,180,835 in cash from operations and $6,055,661 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $58,236,496, or 98% of the limited partners’ original invested capital. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash generated from operating, investing and financing activities and the level of distributions from operations and sales proceeds to its partners in subsequent periods.
     At December 31, 2005, the Partnership had $1,649,572 in cash and cash equivalents, a decrease of $586,315 and an increase of $2,253 from the cash balances at December 31, 2004 and 2003, respectively. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At December 31, 2005, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.

     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $2,349,058 during 2005 compared to $2,837,762 and $2,482,375 during 2004 and 2003, respectively.
     Cash from Investing Activities: Net cash provided by investing activities was $2,196,735 during 2005, compared to $1,523,632 and $929,713 in 2004 and 2003, respectively. These amounts represent sales proceeds generated from the sale of container equipment.
     Cash from Financing Activities: Net cash used in financing activities was $5,132,108 during 2005 compared to $3,772,826 and $3,907,419 during 2004 and 2003, respectively. These amounts represent distributions to the Partnership’s general and limited partners.
Off-Balance Sheet Arrangements
     As part of the Partnership’s ongoing business, the Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2005, the Partnership was not involved in any material unconsolidated SPE transactions.
Contractual Obligations
     As of December 31, 2005, the Partnership did not have any contractual obligations or commercial commitments.
Results of Operations
Market Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (“Agreement”) exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers, and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.
     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses, from gross lease revenues billed by the Leasing Company from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
•	Activity-related expenses, including agent and depot costs such as repairs, maintenance and handling.

•	Inventory-related expenses for off-hire containers, comprising of storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered.

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At December 31, 2005, approximately 55% of the original equipment remained in the Partnership’s fleet, as compared to approximately 67% at December 31, 2004. The following chart summarizes the composition of the Partnership’s fleet (based on container type) at December 31, 2005.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	3,028	945	104	182	7
Term lease
Short term[1]	630	209	29	31	2
Long term[2]	1,033	492	13	—	—

Subtotal	4,691	1,646	146	213	9
Containers off lease	352	255	10	71	5

Total container fleet	5,043	1,901	156	284	14

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2006.

2.	Long term leases represent term leases, the majority of which will expire between 2007 and 2010.

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	3,735	43%	1,711	47%	60	28%	227	44%	336	96%

Remaining fleet at December 31, 2005	5,043	57%	1,901	53%	156	72%	284	56%	14	4%

     The following table summarizes the Partnership’s average utilization rates and average fleet size for each of the last three years.

	2005	2004	2003
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	10,138	12,115	13,401
Refrigerated containers	435	722	886
Average utilization rates
Dry cargo containers	94%	91%	82%
Refrigerated containers	83%	84%	83%
     At the end of 2005, the container leasing industry had completed a three year period that was one of the most favorable in its 35-year-plus history. Industry observers report that global container trade grew by an estimated rate of 9%, 11% and 8%, in 2005, 2004 and 2003, respectively. In comparison, global container trade grew by a modest 3.7% during 2001, a recession year. These favorable conditions contributed to a strong container leasing market, resulting in high levels of demand for existing containers and a decline in off-hire container inventories. During 2005, demand for existing dry cargo containers eased from the levels experienced in 2004 when demand often exceeded supply, resulting in a more balanced leasing market. As a result, utilization of the Partnership’s combined dry cargo container fleet declined to approximately 91% at December 31, 2005 when compared to 95% and 85% at December 31, 2004 and 2003, respectively, a very favorable level of utilization when compared to historical levels. Forecasts for 2006 global container trade growth is estimated to be in the range of 7% — 8%, a substantial growth rate overall, but at a more moderate rate than in prior recent years. This is due to a number of factors, including the effects of increased crude oil prices on the global economy.
     During 2005, high utilization levels contributed to low inventories of off-hire containers as shipping lines employed more leased containers to meet the growth in containerized trade. Declining inventories have also contributed to an increase in the amount of proceeds realized on the sale of used containers, as fewer containers are available at non-factory locations to meet the demand of buyers. The inventory levels experienced during 2005 have generally resulted in substantial decreases in storage and other inventory-related operating expenses.

     The Partnership’s dry cargo container per-diem rates experienced modest declines, as the lease market for older dry cargo containers remains competitive and, therefore, subject to significant pricing pressures. The Partnership’s average 2005 dry cargo container per-diem rate decreased approximately 3% in comparison to 2004. In contrast, the combined 2005 per-diem rental rate for the Partnership’s fleet of refrigerated containers increased by 2% in comparison to 2004. Unlike dry cargo containers, the refrigerated containers are built for specific market demands. As such, the markets for the leasing of refrigerated containers are narrower than the market for dry cargo containers and are subject to different trends and fluctuations than the dry cargo container market.
     The price of a new 20-foot dry cargo container increased to a peak of $2,300 during the first nine months of 2005 and declined to approximately $1,500 by the end of December 31, 2005. By the end of January 2006, the price was as low as $1,450. This decline was due to reduced demand for new dry cargo containers, a corresponding buildup of new container inventories at Chinese container factories and a recent decline in the price of Corten steel and other raw materials. The decline in orders for new dry cargo containers was further affected by increased efficiencies by the shipping lines, as well as the fact that, during 2005, ports avoided the congestion problems that occurred in the U.S. and Europe during 2004. The decline in the cost of new dry cargo containers experienced during the latter half of 2005 was the first to have occurred in over three years. Container prices continue to be tied to energy costs, steel prices and interest rates, and are subject to fluctuations based on these variables. Industry experts report that most leasing companies reduced their container purchasing during the last half of 2005, and took delivery of virtually no additional equipment during the fourth quarter of 2005. Although the Partnership may no longer purchase new containers, the price of new containers indirectly contributed to the Partnership’s results of operations, influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, also positively affected the Partnership’s results from operations, contributing to the Partnership’s high utilization levels, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing favorable sale proceeds from the sale of its containers. During 2005, buyers continued to demand existing, older containers. In many geographical markets, sales prices for used containers increased as inventories of off-hire containers at non-factory locations declined, reducing the available supply of containers eligible for sale. A significant increase in inventory levels in future periods, as well as significant declines in new container prices, could adversely impact sales proceeds realized on the sale of the Partnership’s remaining containers.
     The increased trade volumes of recent years have contributed to shortages of both containerships and tonnage capacity. As a result, shipping lines have embarked on a major new shipbuilding program. Industry analysts are expressing concern that the current program of new shipbuilding may create over-capacity within the shipping industry once the remaining new containerships scheduled for delivery during 2006 and 2007 are placed in service. Based on current orders, industry analysts predict that the world’s containership fleet will exceed 10 million TEU by the end of 2007, compared to less than 7 million TEU at the beginning of 2004. The over-capacity has recently contributed to lower freight rates, resulting in reduced profitability for the shipping lines that in turn could have adverse implications for container leasing companies. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent.
Year Ended December 31, 2005 Compared to the Year Ended December 31, 2004
     Net lease revenue was $2,466,199 for the year ended December 31, 2005 compared to $2,866,160 for the prior year. The decrease was due to an $879,692 decline in gross rental revenue offset by a $363,142 decrease in rental equipment operating expenses from the year ended December 31, 2004. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 2% increase in the average per-diem rental rates for refrigerated containers during 2005. The decrease in direct operating expense was attributable to the Partnership’s higher combined utilization rate in 2005, and its impact on inventory-related expenses such as storage and repositioning costs, and activity-related expenses such as handling, repair and maintenance. The Partnership also recognized a decrease in the provision for doubtful accounts for the twelve month period ended December 31, 2005, compared to the same period in the prior year. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $116,589 when compared to 2004, and partially offset the decline in gross lease revenue.
     Depreciation expense of $1,854,427 in 2005 declined by $456,877 when compared to 2004, a direct result of the Partnership’s aging and declining fleet size.

     Other general and administrative expenses were $123,739 in 2005, an increase of 10% compared to 2004, due to an increase in investor communication expense.
     Net loss on disposal of equipment was a result of the Partnerships disposal of 1,643 containers in 2005, as compared to 1,386 containers during 2004. These disposals resulted in a net gain of $40,069 during 2005, compared to a net loss of $530,979 during 2004. The Partnership disposed of additional containers during 2005 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The Partnership believes that the net gain on container disposals in 2005 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during 2005, 2004 and 2003.
Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003
     Net lease revenue was $2,866,160 for the year ended December 31, 2004 compared to $2,602,764 for the prior year. The increase was due to a $464,048 decrease in rental equipment operating expenses offset by a $214,779 decline in gross rental revenue from the year ended December 31, 2003. Gross rental revenue was impacted by the Partnership’s smaller fleet size, partially offset by a 1% increase in the average per-diem rental rates for dry cargo containers, and a 1% increase in the average per-diem rental rates for refrigerated containers during 2004. The decrease in direct operating expense was attributable to the Partnership’s higher combined utilization rate in 2004, and its impact on activity-based expenses such as storage, handling and repair and maintenance, as well as a decrease in repositioning expenses. Other components of net lease revenue, including management fees, and reimbursed administrative expenses, were lower by a combined $14,128 when compared to 2003, and partially offset the decline in gross lease revenue.
     Depreciation expense of $2,311,304 in 2004 declined by $205,085 when compared to 2003, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses were $112,571 in 2004, consistent with 2003.
     Net loss on disposal of equipment was a result of the Partnerships disposal of 1,386 containers in 2004, as compared to 880 containers during 2003. These disposals resulted in a net loss of $530,979 during 2004, compared to a net loss of $387,529 during 2003. The Partnership disposed of additional containers during 2004 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The Partnership believes that the net loss on container disposals in 2004 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
Critical Accounting Policies
     Container equipment – depreciable lives: The Partnership’s container rental equipment is depreciated using the straight-line basis over a useful life of 15 years to a residual value of 10%. The Partnership and CCC evaluates the period of amortization and residual values to determine whether subsequent events and circumstances warrant revised estimates of useful lives and residual values.
     Container equipment – valuation: The Partnership and CCC review container rental equipment when changes in circumstances require consideration as to whether the carrying value of the equipment has become impaired, pursuant to guidance established in SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Partnership and CCC consider assets to be impaired if the carrying value of the asset exceeds the future projected cash flows from related operations (undiscounted and without interest charges). When impairment is deemed to exist, the assets are written down to fair value or future projected cash flows from related operations. The Partnership and CCC evaluate future cash flows and potential impairment of its fleet by container type rather than for each individual container. Therefore, future losses could result for individual container dispositions due to various factors including age, condition, suitability for continued leasing, as well as geographic location of the containers where disposed.

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
     Allowance for doubtful accounts: The Leasing Company continually tracks the Partnership’s credit exposure to each of the sub-lessees of the Partnership’s containers using specialist third-party credit information services and reports prepared by its local staff to assess credit quality. The Leasing Company’s credit committee meets quarterly to analyze the performance of existing customers and to recommend actions taken in order to minimize credit risk. The Leasing Company derives an allowance for doubtful accounts from specific amounts provided against known probable losses plus an additional amount based on historical loss experience. However, the Partnership’s may be subject to an unexpected loss in net lease revenue resulting from sub-lessees of its containers that default under their container lease agreements with the Leasing Company.
New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.
Inflation
The Partnership believes inflation has not had a material adverse affect on the results of its operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: In 2005, approximately 97% of the gross lease revenues billed by the Leasing Company on behalf of the Group, or on behalf of other third-party container owners, including the Partnership, were billed and paid in US dollars, and approximately 49% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Leasing Company may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar direct operating expenses, the Leasing Company estimates approximately 70% are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Cronos Global Income Fund XIV, L.P.
San Francisco, California
We have audited the accompanying balance sheets of Cronos Global Income Fund XIV, L.P. (the “Partnership”) as of December 31, 2005 and 2004, and the related statements of operations, partners’ capital, and cash flows for the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
San Francisco, California
March 16, 2006

CRONOS GLOBAL INCOME FUND XIV, L.P.
Balance Sheets
December 31, 2005 and 2004

	2005	2004
Assets
Current assets:
Cash and cash equivalents, includes $1,634,572 in 2005 and $2,220,887 in 2004 in interest-bearing accounts	$1,649,572	$2,235,887
Net lease and other receivables due from Leasing Company	427,800	453,718

Total current assets	2,077,372	2,689,605

Container rental equipment, at cost	26,037,800	33,635,401
Less accumulated depreciation	(18,846,642)	(22,495,935)

Net container rental equipment	7,191,158	11,139,466

Total assets	$9,268,530	$13,829,071

Partners’ Capital
Partners’ capital (deficit):
General partner	$(470,255)	$(463,125)
Limited partners	9,738,785	14,292,196

Total partners’ capital	$9,268,530	$13,829,071

The accompanying notes are an integral part of these financial statement.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Statements of Operations
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Net lease revenue	$2,466,199	$2,866,160	$2,602,764
Other operating income (expenses):
Depreciation	(1,854,427)	(2,311,304)	(2,516,389)
Other general and administrative expenses	(123,739)	(112,571)	(110,434)
Net gain (loss) on disposal of equipment	40,069	(530,979)	(387,529)

	(1,938,097)	(2,954,854)	(3,014,352)

Income (loss) from operations	528,102	(88,694)	(411,588)

Other income:
Interest income	43,465	10,323	9,521

Net income (loss)	$571,567	$(78,371)	$(402,067)

Allocation of net income (loss):
General partner	$163,562	$102,365	$(4,020)
Limited partners	408,005	(180,736)	(398,047)

	$571,567	$(78,371)	$(402,067)

Limited partners’ per unit share of net income (loss)	$0.14	$(0.06)	$(0.13)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Statements of Partners’ Capital
For the years ended December 31, 2005, 2004 and 2003

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2003	$22,257,140	$(267,386)	$21,989,754

Net loss	(398,047)	(4,020)	(402,067)

Cash distributions	(3,755,254)	(152,165)	(3,907,419)

Balances at December 31, 2003	18,103,839	(423,571)	17,680,268

Net (loss) income	(180,736)	102,365	(78,371)

Cash distributions	(3,630,907)	(141,919)	(3,772,826)

Balances at December 31, 2004	14,292,196	(463,125)	13,829,071

Net income	408,005	163,562	571,567

Cash distributions	(4,961,416)	(170,692)	(5,132,108)

Balances at December 31, 2005	$9,738,785	$(470,255)	$9,268,530

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Statements of Cash Flows
For the years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$571,567	$(78,371)	$(402,067)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation	1,854,427	2,311,304	2,516,389
Net (gain) loss on disposal of equipment	(40,069)	530,979	387,529
(Increase) decrease in net lease and other receivables due from Leasing Company	(36,867)	73,850	(19,476)

Total adjustments	1,777,491	2,916,133	2,884,442

Net cash provided by operating activities	2,349,058	2,837,762	2,482,375

Cash flows from investing activities:
Proceeds from sale of container rental equipment	2,196,735	1,523,632	929,713

Cash flows from financing activities
Distributions to general partner	(170,692)	(141,919)	(152,165)
Distributions to limited partners	(4,961,416)	(3,630,907)	(3,755,254)

Net cash used in financing activities	(5,132,108)	(3,772,826)	(3,907,419)

Net (decrease) increase in cash and cash equivalents	(586,315)	588,568	(495,331)

Cash and cash equivalents at beginning of year	2,235,887	1,647,319	2,142,650

Cash and cash equivalents at end of year	$1,649,572	$2,235,887	$1,647,319

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
December 31, 2005, 2004 and 2003
(1)	Summary of Significant Accounting Policies
(a)	Nature of Operations
Cronos Global Income Fund XIV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on July 30, 1992, for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. The Partnership’s operations are subject to the fluctuations of world economic and political conditions. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers is generally the same as those to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.
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
In January 2006, the Partnership will complete its 13th year of operations and has entered its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At December 31, 2005, approximately 55% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.
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
Notes to Financial Statements
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital
Net income or loss has been allocated between the general and limited partners in accordance with the Partnership Agreement. The Partnership Agreement generally provides that CCC shall at all times maintain at least a 1% interest in each item of income or loss, including the gain arising from the sale of containers. The Partnership Agreement further provides that the gain arising from the sale of containers be allocated first to the partners with capital account deficit balances in an amount sufficient to eliminate any deficit capital account balance. Thereafter, the Partnership’s gains arising from the sale of containers are allocated to the partners in accordance with their share of sale proceeds distributed. The Partnership Agreement also provides for income (excluding the gain arising from the sale of containers) for any period, be allocated to CCC in an amount equal to that portion of CCC’s distributions in excess of 1% of the total distributions made to both CCC and the limited partners of the Partnership for such period, as well as other allocation adjustments.
Actual cash distributions differ from the allocations of net income or loss between the general and limited partners as presented in these financial statements. Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to CCC. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to CCC. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to CCC. Cash distributions from operations to CCC in excess of 5% of distributable cash will be considered an incentive fee and will be recorded as compensation to CCC, with the remaining distributions from operations charged to partners’ capital.
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
Container rental equipment is depreciated over a 15-year life using the straight-line basis to its salvage value, estimated to be 10% of its original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives.
In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis is prepared each quarter projecting future cash flows from container rental equipment operations. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment during 2005, 2004 and 2003.
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
In May 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(2)	Operating Segment
An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and has determined that as such, it has a single reportable operating segment.
The Partnership derives revenues from marine dry cargo and refrigerated containers. As of December 31, 2005, the Partnership owned 5,043 twenty-foot 1,901 forty-foot and 156 forty-foot high-cube marine dry cargo containers, as well as 284 twenty-foot and 14 forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2005, 2004 and 2003 follows:

	2005	2004	2003
Dry cargo containers	$2,455,773	$2,879,752	$2,904,414
Refrigerated containers	807,607	1,263,320	1,453,437

Total	$3,263,380	$4,143,072	$4,357,851

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131, (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”.
The Partnership does not believe that its ongoing business is dependent upon a single sub-lessee of the Leasing Company, although the loss of one or more of the Leasing Company’s sub-lessees could have an adverse effect upon its business. Two of those sub-lessees accounted for more than 10% each of the Leasing Company’s rental revenue earned on behalf of the Partnership. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 19% or $614,129, and Container Equipment Leasing generated approximately 14% or $468,603 of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2005. Substantially all of the sub-lessees of the Leasing Company are billed and pay in United States dollars. One sub-lessee of the Leasing Company, MSC, generated approximately 16% or $671,170, and 17% or $742,174, of the Leasing Company’s rental revenue earned during 2004 and 2003, respectively, on behalf of the Partnership.
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(4)	Net Lease and Other Receivables Due from Leasing Company
Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease and other receivables at December 31, 2005 and December 31, 2004 were as follows:

	December 31,	December 31,
	2005	2004
Gross lease and other receivables	$933,160	$1,025,167
Less:
Direct operating payables and accrued expenses	245,322	278,630
Damage protection reserve (note 5)	87,426	115,519
Base management fees (receivable) payable	(1,497)	28,880
Reimbursed administrative expenses	15,150	19,554
Allowance for doubtful accounts	158,959	128,866

	505,360	571,449

Net lease and other receivables	$427,800	$453,718

(5)	Damage Protection Plan
The Leasing Company offers a repair service to several lessees of the Partnership’s containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. An accrual has been recorded to provide for the estimated costs incurred by this service. This accrual is included within rental equipment operating expenses, a component of net lease and other receivables due from the Leasing Company (see note 4). The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.
(6)	Net Lease Revenue
Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 2005, 2004 and 2003 was as follows:

	2005	2004	2003
Rental revenue	$3,263,380	$4,143,072	$4,357,851
Less:
Rental equipment operating expenses	383,924	747,066	1,211,114
Base management fees	225,657	284,400	293,601
Reimbursed administrative expenses:
Salaries	134,156	169,569	176,164
Other payroll related expenses	18,880	21,260	18,815
General and administrative expenses	34,564	54,617	55,393

	187,600	245,446	250,372

	797,181	1,276,912	1,755,087

Net lease revenue	$2,466,199	$2,866,160	$2,602,764

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(7)	Compensation to General Partner and its Affiliates
Base management fees are equal to 7% of the gross lease billings from the leasing of containers subject to leases whereby the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment subject to the lease. Reimbursed administrative expenses are equal to the costs expended by CCC and its affiliates for services necessary for the prudent operation of the Partnership pursuant to the Partnership Agreement. The following compensation was paid or will be paid by the Partnership to CCC or its affiliates:

	2005	2004	2003
Base management fees
CCC	$—	$—	$—
Leasing Company	225,657	284,400	293,601

	225,657	284,400	293,601

Reimbursed administrative expenses
CCC	24,532	31,396	28,952
Reimbursed administrative expenses	163,068	214,050	221,420

	187,600	245,446	250,372

	$413,257	$529,846	$543,973

The following net compensation was payable to CCC and the Leasing Company at December 31, 2005 and 2004:

	2005	2004
CCC	$2,441	$2,494
Leasing Company	11,212	45,940

	$13,653	$48,434

(8)	Limited Partners’ Capital
Cash distributions made to the limited partners during 2005, 2004 and 2003 included distributions of proceeds from equipment sales in the amount of $2,126,322, $1,156,421 and $1,069,376, respectively. These distributions, as well as cash distributions from operations, are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.
The limited partners’ per unit share of capital at December 31, 2005, 2004 and 2003 was $3, $5 and $6, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 2,984,309, the total number of limited partnership units.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
     Inapplicable.
Item 9A. Controls and Procedures
     The principal executive and principal financial officers of CCC have evaluated the disclosure controls and procedures of the Partnership as of the end of the period covered by this report . As used herein, the term “disclosure controls and procedures” has the meaning given to the term by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), and includes the controls and other procedures of the Partnership that are designed to ensure that information required to be disclosed by the Partnership in the reports that it files with the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon their evaluation, the principal executive and principal financial officers of CCC have concluded that the Partnership’s disclosure controls and procedures were effective such that the information required to be disclosed by the Partnership in this report is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms applicable to the preparation of this report and is accumulated and communicated to CCC’s management, including CCC’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
     There have been no significant changes in the Partnership’s internal controls or in other factors that could significantly affect the Partnership’s internal controls subsequent to the evaluation described above conducted by CCC’s principal executive and financial officers.
Item 9B. Other Information
     Inapplicable.

PART III
Item 10. Directors and Executive Officers of the Partnership
     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2006, are as follows:

Name	Office
Dennis J. Tietz	President, Chief Executive Officer and Director

John Kallas	Vice President, Chief Financial Officer and Director

Elinor A. Wexler	Vice President/Administration, Secretary and Director

Peter J. Younger	Director
     Dennis J. Tietz Mr. Tietz, 53, President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until December 1998, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.
     Mr. Tietz was appointed Chief Executive Officer of the Cronos group on December 11, 1998, and Chairman of the Board of Directors on March 30, 1999.
     Mr. Tietz holds a B.S. degree in Business Administration from San Jose State University and is a Registered Securities Principal with the NASD. Mr. Tietz served as Chairman of the International Institute of Container Lessors for its 2001 fiscal year, and currently sits on the Executive Committee of the Institute’s Board of Directors.
     John Kallas Mr. Kallas, 43, was first elected Vice President and Chief Financial Officer of CCC in December 1993, and is directly responsible for CCC’s container investment programs, as well as accounting and treasury operations. Mr. Kallas joined the Board of Directors of CCC in November, 2000. Mr. Kallas has held various accounting positions since joining CCC including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.
     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration from the University of San Francisco, and is a certified public accountant. Mr. Kallas is also Treasurer of Cronos Securities Corp.
     Elinor A. Wexler Ms. Wexler, 57, was elected Vice President — Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by CCC since 1987, and is responsible for CCC’s investor services, compliance and securities registration, as well as The Cronos Group’s investor relations. From 1983 to 1987, Ms. Wexler was Manager of Investor Services of The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.
     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.
     Peter J. Younger Mr. Younger, 48, was elected to the Board of Directors of CCC in December 2005. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 28, 2006, were as follows:

Name	Title
Peter J. Younger	President, Chief Operating Officer of The Cronos Group

John M. Foy	Senior Vice President/Pacific Region

John C. Kirby	Senior Vice President/North Atlantic Region

Frank P. Vaughan	Director, Leasing Company

Timothy W. Courtenay	Director, Leasing Company
     Peter J. Younger Mr. Younger, 49, is the President and Chief Operating Officer of The Cronos Group, the Leasing Company’s corporate parent. He is a member of the Board of The Cronos Group and has held various officer positions with The Cronos Group since 1999. From 1991 through December 2004, Mr. Younger served in various officer positions with the Leasing Company, most recently as its managing Director. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co., Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
     John M. Foy Mr. Foy, 60, is Senior Vice President/Pacific Region, and is directly responsible for the Leasing Company’s lease marketing operations in the Pacific, including the U.S. West Coast, Asia, Australia and New Zealand, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific of Cronos with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985, Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.
     John C. Kirby Mr. Kirby, 52, is directly responsible for the Leasing Company’s lease marketing operations in the Atlantic Region, including Europe, the US East Coast, Scandinavia, the Middle East, Africa, South America, and the Indian sub-continent. Mr. Kirby is also responsible for the Leasing Company’s operations, container purchasing, contract and billing administration, container repairs and leasing-related systems. Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager, and advanced to Director of European Operations in 1986, a position he held with CCC and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. In June 1997, Mr. Kirby was promoted to the position of Senior Vice President of the Leasing Company. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager, based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.
     Frank P. Vaughan Mr. Vaughan, 41, was appointed a Director of the Leasing Company in November 2000. Mr. Vaughan joined Cronos in 1991, and was appointed Vice President-Finance of The Cronos Group in 1999 and its Chief Financial Officer on March 31, 2005. Based in the U.K., Mr. Vaughan is responsible for The Cronos Group’s and the Leasing Company’s financial operations, including SEC reporting. Prior to joining Cronos in 1991, Mr. Vaughan, was an accountant with the Automobile association in the U.K., from 1987 to 1991, where he worked in their insurance, travel, publishing, and member services divisions.
     Mr. Vaughan holds a Bachelor of Commerce degree, with honors, from University College Cork, and is a qualified Chartered Management Accountant in the U.K.
     Timothy W. Courtenay Mr. Courtenay, 45, joined the Leasing Company in 1995 and is based in the U.K. Mr. Courtenay is primarily responsible for credit and risk management, in addition to being responsible for the management of the container asset system and other support roles within Cronos’ finance function. From 1988 to when he joined Cronos, Mr. Courtenay was a financial controller for a real estate firm based in London, England. Mr. Courtenay holds a B.A. degree, with honors, in Accountancy from Leeds University and is a qualified Chartered management Accountant. Mr. Courtenay also holds a diploma in employment law.

Audit Committee
     The Partnership is governed by CCC pursuant to the terms and provisions of its Partnership Agreement. The business of CCC, in turn, is supervised by its board of directors, consisting of Dennis J. Tietz, John Kallas, Elinor A. Wexler and Peter J. Younger. All of the members of CCC’s board of directors are officers of CCC and therefore are not “independent” as defined by the rules of the SEC. The board of directors of CCC oversees the accounting and financial reporting processes of the Partnership and the audits of the financial statements of the Partnership.
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
Code of Ethics
     CCC has adopted a Code of Ethics (the “Code”) that applies to the senior officers of CCC, including the officers identified above. The Code is designed to promote honest and ethical conduct by such officers in their management of the business of CCC, including its activities as general partner of the Partnership; the full and fair disclosure in the reports and documents CCC prepares for and on behalf of the Partnership; and compliance with applicable governmental laws, rules, and regulations. The Code provides a mechanism for the reporting of violations of the Code and measures to enforce adherence to the Code. A copy of the Code may be requested, without charge, from:
Cronos Capital Corp.
The General Partner
Attention: Corporate Secretary
One Front Street, Suite 925
San Francisco, CA 94111
(415) 677-8990
ir@cronos.com
Section 16(a) Beneficial Ownership Reporting Compliance
     The Partnership has followed the practice of reporting acquisitions and dispositions of the Partnership’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Partnership’s units of limited partnership interests during the fiscal year ended December 31, 2005, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.
Item 11. Executive Compensation
     Partnership distributions are paid to its partners (general and limited) from distributable cash from operations, allocated 95% to the limited partners and 5% to CCC. Distributions of sales proceeds are allocated 99% to the limited partners and 1% to CCC. The allocations remain in effect until such time as the limited partners have received from the Partnership aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily), annual return on their adjusted capital contributions. Thereafter, all Partnership distributions will be allocated 85% to the limited partners and 15% to CCC.
     The Partnership will not pay or reimburse CCC or the Leasing Company for any remuneration payable by them to their executive officers, directors or any other controlling persons. However, the Partnership will reimburse CCC and the Leasing Company for certain services pursuant to the Partnership Agreement. These services include but are not limited to (i) salaries and related salary expenses for services which could be performed directly for the Partnership by independent parties, such as legal, accounting, transfer agent, data processing, operations, communications, duplicating and other such services; and (ii) performing administrative services necessary to the prudent operations of the Partnership.

     The following table sets forth the fees the Partnership paid (on a cash basis) to CCC or the Leasing Company (“CCL”) for the year ended December 31, 2005.

			Cash Fees and
	Name	Description	Distributions
1)	CCL	Base management fees — equal to 7% of gross lease billings from the leasing of containers subject to leases whereby the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment subject to the lease pursuant to Section 4.3 of the Limited Partnership Agreement	$256,034

2)	CCC CCL	Reimbursed administrative expenses - equal to the costs expended by CCC and its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Limited Partnership Agreement	$ 24,586 $167,419

3)	CCC	Interest in Fund — 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement	$170,692
     Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     (a) Securities Authorized for Issuance Under Equity Compensation Plans
     Inapplicable.
     (b) Security Ownership of Certain Beneficial Owners
     There is no person or “group” of persons known to the management of CCC to be the beneficial owner of more than five percent of the outstanding units of limited partnership interests of the Partnership.
     (c) Security Ownership of Management
     The Partnership has no directors or officers. It is managed by CCC. CCC owns 5 units, representing 0.0002% of the total amount of units outstanding.
     (d) Changes in Control
     Inapplicable.
Item 13. Certain Relationships and Related Transactions
     (a) Transactions with Management and Others
     The Partnership’s only transactions with management and other related parties during 2005 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.
     (b) Certain Business Relationships
     Inapplicable.

     (c) Indebtedness of Management
     Inapplicable.
     (d) Transactions with Promoters
     Inapplicable.
Item 14. Principal Accountant Fees and Services
     CCC, on behalf of the Partnership has appointed Deloitte & Touche LLP as the Partnership’s independent auditor for the fiscal year ending December 31, 2005. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Partnership, that are not prohibited by law, to be performed by the Partnership’s independent auditors.
Audit Fees
     Audit fees represent fees for professional services provided in connection with the audit of the Partnership’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Partnership incurred fees of $23,236 and $21,699 during the fiscal years ending December 31, 2005 and 2004, respectively, for these audit services.
Audit-Related Fees
     The Partnership did not incur audit-related fees during the fiscal years ending December 31, 2005 and 2004. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.
Tax Fees
     The Partnership did not incur tax fees during the fiscal years ending December 31, 2005 and 2004. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.
All Other Fees
     The Partnership did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2005 and 2004.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.
3.	Exhibits

Exhibit
No	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Partnership, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

Filed with this document
32	Section 1350 Certifications	****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CRONOS GLOBAL INCOME FUND XIV, L.P.

By	Cronos Capital Corp.
The General Partner

By	/s/ Dennis J. Tietz

Dennis J. Tietz
President and Director of Cronos Capital Corp. (“CCC”)
Principal Executive Officer of CCC
Date: March 24, 2006
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Partnership, in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Dennis J. Tietz Dennis J. Tietz	President and Director of Cronos Capital Corp. (“CCC”) (Principal Executive Officer of CCC)	March 24, 2006

/s/ John Kallas John Kallas	Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) (Principal Financial and Accounting Officer of CCC)	March 24, 2006

/s/ Elinor A. Wexler Elinor A. Wexler	Vice President-Administration, Secretary and Director of Cronos Capital Corp.	March 24, 2006

Exhibit Index

Exhibit
No	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Partnership, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document ****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.