Form 10-Q
period 2006-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2006-08-11
CIK 891332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended June 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets of Cronos Global Income XIV, L.P. (the “Partnership”) as of June 30, 2006 and December 31, 2005, condensed statements of operations for the three and six months ended June 30, 2006 and 2005, and condensed statements of cash flows for the six months ended June 30, 2006 and 2005, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2005 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents, includes $1,462,996 at June 30, 2006 and $1,634,572 at December 31, 2005 in interest-bearing accounts	$1,477,996	$1,649,572
Net lease and other receivables due from Leasing Company	323,571	427,800

Total current assets	1,801,567	2,077,372

Container rental equipment, at cost	21,827,512	26,037,800
Less accumulated depreciation	(16,416,663)	(18,846,642)

Net container rental equipment	5,410,849	7,191,158

Total assets	$7,212,416	$9,268,530

Partners’ Capital

Partners’ capital (deficit):
General partner	$(376,121)	$(470,255)
Limited partners	7,588,537	9,738,785

Total partners’ capital	$7,212,416	$9,268,530

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Net lease revenue	$415,188	$664,791	$894,001	$1,336,623

Other operating income (expenses):
Depreciation	(351,155)	(483,496)	(736,971)	(996,122)
Other general and administrative expenses	(40,088)	(34,398)	(75,980)	(64,325)
Net gain (loss) on disposal of equipment	71,667	793	116,333	(76,317)

	(319,576)	(517,101)	(696,618)	(1,136,764)

Income from operations	95,612	147,690	197,383	199,859

Other income:
Interest income	15,672	9,735	30,346	18,226

Net income	$111,284	$157,425	$227,729	$218,085

Allocation of net income:
General partner	$94,868	$34,748	$164,614	$69,565
Limited partners	16,416	122,677	63,115	148,520

	$111,284	$157,425	$227,729	$218,085

Limited partners’ per unit share of net income	$0.01	$0.04	$0.02	$0.05

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2006	2005
Net cash provided by operating activities	$900,598	$1,120,523

Cash flows from investing activities:
Proceeds from sale of container rental equipment	1,211,672	1,036,192

Cash flows from financing activities:
Distribution to general partner	(70,483)	(95,882)
Distribution to limited partners	(2,213,363)	(2,685,878)

Net cash used in financing activities	(2,283,846)	(2,781,760)

Net decrease in cash and cash equivalents	(171,576)	(625,045)

Cash and cash equivalents at the beginning of the period	1,649,572	2,235,887

Cash and cash equivalents at the end of the period	$1,477,996	$1,610,842

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
The Partnership is in its 14th year of operations and is in the liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2006, approximately 47% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.
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
Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the six-month periods ended June 30, 2006 and 2005.
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
The interim financial statements presented herewith reflect, in the opinion of management, all adjustments of a normal recurring necessary to present fairly the results for the interim periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.
(2)	Net Lease and Other Receivables Due from Leasing Company
Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at June 30, 2006 and December 31, 2005 were as follows:

	June 30,	December 31,
	2006	2005
Gross lease and other receivables	$728,131	$933,160
Less:
Direct operating payables and accrued expenses	205,208	245,322
Damage protection reserve	40,829	87,426
Base management fees receivable	(6,754)	(1,497)
Reimbursed administrative expenses	10,105	15,150
Allowance for doubtful accounts	155,172	158,959

	404,560	505,360

Net lease and other receivables	$323,571	$427,800

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue
Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the six-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Rental revenue	$547,395	$870,378	$1,175,730	$1,760,205
Less:
Rental equipment operating expenses	61,443	94,510	125,327	196,420
Base management fees	38,361	59,923	82,213	120,849
Reimbursed administrative expenses
Salaries	22,516	37,810	53,091	75,692
Other payroll related expenses	3,536	4,331	7,775	11,736
General and administrative expenses	6,351	9,013	13,323	18,885

Total reimbursed administrative expenses	32,403	51,154	74,189	106,313

	132,207	205,587	281,729	423,582

Net lease revenue	$415,188	$664,791	$894,001	$1,336,623

(4)	Operating Segment
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
The Partnership derives revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of June 30, 2006, the Partnership operated 4,362 twenty-foot 1,569 forty-foot and 152 forty-foot high-cube marine dry cargo containers, as well as 229 twenty-foot and 7 forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three and six-month periods ended June 30, 2006 and 2005 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Dry cargo containers	$418,567	$649,788	$913,636	$1,304,013
Refrigerated containers	128,828	220,590	262,094	456,192

Total	$547,395	$870,378	$1,175,730	$1,760,205

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
Market Overview
     Market conditions during the second quarter of 2006 for the Partnership’s dry cargo and refrigerated containers reflected an improvement in demand when compared to the first quarter of the year, which traditionally has been a period of reduced activity within the container shipping and leasing industries. Other factors that affected the container leasing industry during the first quarter, including the purging of excess equipment by the shipping lines from their leased container fleets and ongoing structural changes within the shipping industry had less of an impact on the container leasing market and the Partnership’s operations during the second quarter. During the second quarter, industry experts deemed the container shipping industry stronger than originally forecasted. In particular, the concern that additional cargo capacity created by the delivery of new containerships would outpace demand, was alleviated in the short term by the fact that the new, larger containerships were utilized to update existing trade routes, as opposed to launching new services. Additionally, shipping lines are reported to have reduced their investment in new containers during the first half of 2006 due to the rising price of new containers, as well as a reduction in earnings stemming from lower freight rates, higher fuel costs and rising interest rates. By the end of the second quarter, certain economic trends, including yet higher energy costs, coupled with rising interest rates and higher consumer prices in the US and other countries, appeared to support a slowing in the growth of the global economy.
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
     Utilization of the Partnership’s dry cargo container fleet averaged 94% and 92% for the three and six-month periods ended June 30, 2006, respectively. In comparison, dry cargo container utilization rates averaged 95% for both the three and six-month periods ended June 30, 2005. The utilization rate for the Partnership’s refrigerated container fleet measured 76% and 75% for the three and six-month periods ended June 30, 2006, respectively. In comparison, refrigerated container utilization rates for the three and six-month periods ended June 30, 2005 averaged 88% and 87%, respectively. During the same three and six-month periods ended June 30, 2005, the container leasing industry was benefiting from one of the most favorable periods in its 35-year-plus history, resulting in higher levels of demands for existing containers and lower levels of off-hire container inventories than during the same periods in 2006.
     During the second quarter of 2006, the secondary market demand for used containers remained favorable. Higher utilization levels contributed to lower container inventories, resulting in a decrease in the volume of containers available for sale and a slight increase in container sale prices. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely impact sales proceeds realized on the sale of the Partnership’s remaining containers. The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has positively affected the Partnership’s results from operations, contributing to high utilization levels in recent periods, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing gains from the sale of its containers.
     Since December 31, 2005, the price of a new 20-foot dry cargo container increased from approximately $1,500 to approximately $2,000 by the end of July 2006. This rise is primarily attributable to a recent upswing in the price of raw materials used in the production of containers. Most leasing companies reduced their dry cargo container purchasing during the last half of 2005, took delivery of virtually no additional dry cargo containers during the fourth quarter of 2005, and continued to curtail their investment in new containers during the first half of 2006, anticipating a decline in new container prices by the end of 2006. Although the Partnership no longer purchases new containers, the price of new containers indirectly contributed to the Partnership’s results of operations by influencing the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The average per-diem rate for the Partnership’s dry cargo containers during the three and six-month periods ending June 30, 2006 decreased approximately 17% and 14%, respectively, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s refrigerated cargo containers during the three and six-month periods ending June 30, 2006, remained approximately the same when compared to the same periods in the prior year. The lease market for older dry and refrigerated cargo containers remains competitive and, therefore, it will be subject to significant pricing pressures in subsequent periods.
     A significant number of new containerships built under various shipbuilding programs are expected to be delivered during the third quarter of 2006. A record number of 1,992 containerships are expected to be delivered in 2006, an increase of 50% from the prior year. The additional capacity has recently contributed to lower freight rates as shipping lines position themselves to ensure that they can fill their new capacity, resulting in reduced profitability for the shipping lines that, in turn, could have adverse implications for container leasing companies. Overcapacity and falling freight rates, combined with soaring oil prices and rising interest rates, are contributing to a challenging outlook for the shipping industry. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent.
Results of Operations
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (“Agreement”) exists between the Partnership and the Leasing Company, whereby the Leasing Company has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Company is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Company to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Company and its affiliates, as part of a single fleet operated without regard to ownership.
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

     At June 30, 2006, approximately 47% of the original equipment remained in the Partnership’s fleet, as compared to approximately 55% at December 31, 2005. The following table summarizes the composition of the Partnership’s fleet (based on container type) at June 30, 2006.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,602	837	111	145	5
Term lease
Short term[1]	1,283	592	24	29	—
Long term[2]	256	40	3	—	—

Subtotal	4,141	1,469	138	174	5
Containers off lease	221	100	14	55	2

Total container fleet	4,362	1,569	152	229	7

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2007.

2.	Long term leases represent term leases, the majority of which will expire between July 2007 and December 2010.

	Dry Cargo						Refrigerated
	Containers						Containers
	40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	4,416	50%	2,043	57%	64	30%	282	55%	343	98%

Remaining fleet at June 30, 2006	4,362	50%	1,569	43%	152	70%	229	45%	7	2%

Three Months Ended June 30, 2006 Compared to the Three Months Ended June 30, 2005
     Net lease revenue was $415,188 for the three months ended June 30, 2006 compared to $664,791 for the same period in the prior year. The decline was primarily due to a $322,983 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was primarily impacted by the Partnership’s smaller fleet size, and a 17% decline in the average dry cargo per-diem rental rate, when compared to the same three-month period in the prior year. Rental equipment operating expenses (a component of net lease revenue) declined $33,067 and was attributable to the Partnership’s declining fleet size. The Partnership’s average fleet size and utilization rates for the three-month periods ended June 30, 2006 and 2005 were as follows:

	Three Months Ended
	June 30,	June 30,
	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	8,147	10,480
Refrigerated containers	265	455

Average utilization rates

Dry cargo containers	94%	95%
Refrigerated containers	76%	88%
     Depreciation expense of $351,155 for the three months ended June 30, 2006 declined by $132,341 when compared to the corresponding period in 2005, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $40,088 for the three-month period ended June 30, 2006, an increase of $5,690 or 17% when compared to the same period in 2005, primarily a result of higher professional fees for audit service.

     Net gain on disposal of equipment for the three months ended June 30, 2006 was $71,667, compared to a net gain of $793 for the corresponding period in 2005. The Partnership disposed of 554 containers, compared to 439 containers during the same three-month period in 2005. The Partnership continued to dispose of additional containers during 2006 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the three-month period ended June 30, 2006 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2006 and 2005.
Six Months Ended June 30, 2006 Compared to the Six Months Ended June 30, 2005
     Net lease revenue was $894,001 for the six months ended June 30, 2006 compared to $1,336,623 for the same period in the prior year. The decline was primarily due to a $584,475 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size, and a 14% decline in the average dry cargo per-diem rental rate, when compared to the same six-month period in the prior year. Rental equipment operating expenses (a component of net lease revenue) declined $71,093 and was attributable to the Partnership’s declining fleet size. The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2006 and 2005 were as follows:

	Six Months Ended
	June 30,	June 30,
	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	8,514	10,723
Refrigerated containers	283	482

Average utilization rates

Dry cargo containers	92%	95%
Refrigerated containers	75%	87%
     Depreciation expense of $736,971 for the six months ended June 30, 2006 declined by $259,151 when compared to the corresponding period in 2005, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $75,980 for the six month period ended June 30, 2006, an increase of $11,655 or 18% when compared to the same period in 2005, primarily a result of higher professional fees for audit service.
     Net gain on disposal of equipment for the six months ended June 30, 2006 was $116,333, as compared to a net loss of $76,317 for the corresponding period in 2005. The Partnership disposed of 1,079 containers during the first six months of 2006, compared to 791 containers during the same six-month period in 2005. The Partnership continued to dispose of additional containers during 2006 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the six-month period ended June 30, 2006 was a result of various factors, including the volume of disposed containers, the age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.
     There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2006 and 2005.

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
     The Partnership has commenced its 14th year of operations, and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2006, approximately 47% of the original equipment remained in the Partnership’s fleet. The Partnership has been actively disposing of its fleet, with cash proceeds from equipment disposals, in addition to cash from operations, providing the cash flow for distributions to its limited partners. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC, the general partner. Cash distributions from operations are allocated 5% to CCC and 95% to the limited partners. Distribution of sales proceeds are allocated 1% to CCC and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions, plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to CCC and 85% to the limited partners, pursuant to Section 6.1(b) of the partnership agreement. Cash distributions from operations in excess of 5% of distributable cash will be considered an incentive fee and compensation to CCC.
     At June 30, 2006, the Partnership had $1,477,996 in cash and cash equivalents, a decrease of $171,576 from the cash balances at December 31, 2005. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. At June 30, 2006, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $900,598 during the six months ended June 30, 2006, compared to $1,120,523 for the same six-month period in 2005.
     Cash from Investing Activities: Net cash provided by investing activities was $1,211,672 during the six months ended June 30, 2006, compared to $1,036,192 in the corresponding period of 2005. These amounts represent sales proceeds generated from the sale of container equipment.

     Cash from Financing Activities: Net cash used in financing activities was $2,283,846 during the six months ended June 30, 2006 compared to $2,781,760 during the six months ended June 30, 2005. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: Substantially all of the Partnership’s revenues are billed and paid in US dollars and a significant portion of costs are billed and paid in US dollars. The Leasing Company believes that the proportion of US dollar revenues may decrease in future years, reflecting a more diversified customer base and lease portfolio. Of the non-US dollar direct operating expenses, the majority is individually small, unpredictable and incurred in various denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition.
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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
Date: August 11, 2006

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