Form 10-Q
period 2006-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2006-11-13
CIK 891332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2006

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are the condensed balance sheets of Cronos Global Income XIV, L.P. (the “Partnership”) as of September 30, 2006 and December 31, 2005, condensed statements of operations for the three and nine months ended September 30, 2006 and 2005, and condensed statements of cash flows for the nine months ended September 30, 2006 and 2005 (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2005 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2006	2005
Assets

Current assets:
Cash and cash equivalents, includes $1,163,446 at September 30, 2006 and $1,634,572 at December 31, 2005 in interest-bearing accounts	$1,178,446	$1,649,572
Net lease and other receivables due from Leasing Company	360,000	427,800

Total current assets	1,538,446	2,077,372

Container rental equipment, at cost	20,312,347	26,037,800
Less accumulated depreciation	(15,578,935)	(18,846,642)

Net container rental equipment	4,733,412	7,191,158

Total assets	$6,271,858	$9,268,530

Partners’ Capital

Partners’ capital (deficit):
General partner	$(310,046)	$(470,255)
Limited partners	6,581,904	9,738,785

Total partners’ capital	$6,271,858	$9,268,530

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Net lease revenue	$405,538	$605,363	$1,299,539	$1,941,986
Other operating income (expenses):
Depreciation	(323,010)	(445,827)	(1,059,981)	(1,441,949)
Other general and administrative expenses	(43,190)	(31,178)	(119,169)	(95,505)
Net gain (loss) on disposal of equipment	76,415	75,727	192,748	(589)

	(289,785)	(401,278)	(986,402)	(1,538,043)

Income from operations	115,753	204,085	313,137	403,943

Other income:
Interest income	15,670	11,503	46,016	29,729

Net income	$131,423	$215,588	$359,153	$433,672

Allocation of net income:
General partner	$93,550	$29,108	$258,164	$98,672
Limited partners	37,873	186,480	100,989	335,000

	$131,423	$215,588	$359,153	$433,672

Limited partners’ per unit share of income	$0.01	$0.06	$0.03	$0.11

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Net cash provided by operating activities	$1,268,908	$1,723,752

Cash flows from investing activities:
Proceeds from disposal of equipment	1,615,791	1,588,733

Cash flows from financing activities:
Distributions to general partner	(97,955)	(135,062)
Distributions to limited partners	(3,257,871)	(3,842,298)

Net cash used in financing activities	(3,355,826)	(3,977,360)

Net decrease in cash and cash equivalents	(471,127)	(664,875)

Cash and cash equivalents at the beginning of the period	1,649,572	2,235,887

Cash and cash equivalents at the end of the period	$1,178,445	$1,571,012

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(1) Summary of Significant Accounting Policies
(a)	Nature of Operations

Cronos Global Income Fund XIV, L.P. (the “Partnership”) is a limited partnership organized under the laws of the State of California on July 30, 1992, for the purpose of owning and leasing marine cargo containers worldwide to ocean carriers. The Partnership’s operations are subject to the fluctuations of world economic and political conditions. The Partnership believes that the profitability of, and risks associated with, leases to foreign customers are generally the same as those of leases to domestic customers. The Partnership’s leases generally require all payments to be made in United States currency.

Cronos Capital Corp. (“CCC”) is the general partner and, with its affiliate Cronos Containers Limited (the “Leasing Company”), manages the business of the Partnership. CCC and the Leasing Company also manage the container leasing business for other partnerships affiliated with CCC.

The Partnership commenced operations on January 29, 1993 when the minimum subscription proceeds of $2,000,000 were obtained. The Partnership offered 4,250,000 units of limited partnership interests at $20 per unit, or $85,000,000. The offering terminated on November 30, 1993, by which time 2,984,309 limited partnership units had been sold.

The Partnership is in its 14th year of operations and is in the liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2006, approximately 44% of the original equipment remained in the Partnership’s fleet. CCC takes several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations is a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.

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

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which require the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

The most significant estimates included within the financial statements are the container rental equipment estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations. These estimates are used to determine the carrying value of container rental equipment in accordance with SFAS No. 144. Considerable judgment is required in estimating future cash flows from container rental equipment operations. Accordingly, the estimates may not be indicative of the amounts that may be realized in future periods. As additional information becomes available in subsequent periods, recognition of an impairment of the container rental equipment carrying values may be necessary based upon changes in market and economic conditions.

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

Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2006 and 2005.

(f)	Allocation of Net Income or Loss, Partnership Distributions and Partners’ Capital Accounts

Net income or loss has been allocated between the general and limited partners in accordance with the Partnership Agreement. The Partnership Agreement generally provides that CCC shall at all times maintain at least a 1% interest in each item of income or loss, including the gain arising from the sale of containers. The Partnership Agreement further provides that the gain arising from the sale of containers be allocated first to the partners with capital account deficit balances in an amount sufficient to eliminate any deficit capital account balance. Thereafter, the Partnership’s gains arising from the sale of containers are allocated to the partners in accordance with their share of sale proceeds distributed. The Partnership Agreement also provides for income (excluding the gain arising from the sale of containers) for any period be allocated to CCC in an amount equal to that portion of CCC’s distributions in excess of 1% of the total distributions made to both CCC and the limited partners of the Partnership for such period, as well as other allocation adjustments.

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

Upon dissolution, the assets of the Partnership will be sold and the proceeds thereof distributed as follows: (i) all of the Partnership’s debts and liabilities to person other than CCC or the limited partners shall be paid and discharged; (ii) all of the Partnership’s debts and liabilities to CCC and the limited partners shall be paid and discharged; and (iii) the balance of such proceeds shall be distributed to CCC and the limited partners in accordance with the positive capital account balances of CCC and the limited partners. CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
(2)	Net Lease and Other Receivables Due from Leasing Company

Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at September 30, 2006 and December 31, 2005 were as follows:

	September 30,	December 31,
	2006	2005
Gross lease and other receivables	$702,870	$933,160
Less:
Direct operating payables and accrued expenses	162,585	245,322
Damage protection reserve	24,532	87,426
Base management fees payable (receivable)	1,886	(1,497)
Reimbursed administrative expenses	8,358	15,150
Allowance for doubtful accounts	145,509	158,959

	342,870	505,360

Net lease and other receivables	$360,000	$427,800

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(3) Net Lease Revenue
Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the three and nine-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Rental revenue	$492,713	$795,228	$1,668,443	$2,555,433
Less:
Rental equipment operating expenses	26,013	92,779	151,339	289,200
Base management fees	34,930	55,781	117,143	176,630
Reimbursed administrative expenses
Salaries	19,370	30,840	72,462	106,531
Other payroll related expenses	1,334	2,783	9,109	14,519
General and administrative expenses	5,528	7,682	18,851	26,567

Total reimbursed administrative expenses	26,232	41,305	100,422	147,617

	87,175	189,865	368,904	613,447

Net lease revenue	$405,538	$605,363	$1,299,539	$1,941,986

(4)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. Management operates the Partnership’s container fleet as a homogenous unit and have, therefore, determined that the Partnership has a single reportable operating segment.

The Partnership derives revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of September 30, 2006, the Partnership operated 4,140 twenty-foot 1,458 forty-foot and 148 forty-foot high-cube marine dry cargo containers, as well as 202 twenty-foot and seven forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three and nine-month periods ended September 30, 2006 and 2005 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Dry cargo containers	$383,546	$603,003	$1,297,181	$1,907,016
Refrigerated containers	109,167	192,225	371,262	648,417

Total	$492,713	$795,228	$1,668,443	$2,555,433

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
Market Overview
     The Partnership’s container fleet continued to experience robust utilization levels during the third quarter of 2006, reflecting the shipping lines’ strategy to lease containers and reduce their rate of off-hiring containers from existing leases. Container lessors, as well as the shipping lines, have made modest levels of new container investment during the first nine months of 2006, reducing the available surplus of containers in key demand areas. Faced with possible shortages of containers, shipping lines have employed various strategies resulting in the best possible use of their owned and leased containers, including repositioning leased containers back into locations where their requirement is strongest, as opposed to off-hiring containers upon reaching a particular port destination. Traffic volumes on many of the world’s key trade lanes continue to exceed industry analysts’ original forecasts. However, the Partnership’s primary lessees, the shipping lines, have experienced significant decline in profits during 2006, as their financial performance has been impacted by the additional cargo capacity created by the delivery of new containerships, and a corresponding decline in freight rates. Additionally, higher fuel costs and interest rates have also contributed to lower profits for the shipping lines. Certain economic trends that continued throughout the third quarter of 2006, including higher energy costs, coupled with rising interest rates and higher consumer prices in the US and other countries, support a slowing in the growth of the global economy.
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
     Utilization of the Partnership’s dry cargo container fleet averaged 96% and 93% for the three and nine-month periods ended September 30, 2006, respectively. In comparison, dry cargo container utilization rates measured 94% for the three and nine-month periods ended September 30, 2005. The utilization rate for the Partnership’s refrigerated container fleet measured 79% and 76% for the three and nine-month periods ended September 30, 2006, respectively. In comparison, refrigerated container utilization rates for the three and nine-month periods ended September 30, 2005 averaged 82% and 85%, respectively. During the same three and nine-month periods ended September 30, 2005, the container leasing industry was benefiting from one of the most favorable periods in its 35-year-plus history, generally resulting in higher levels of demands for existing containers and lower levels of off-hire container inventories than during the same periods in 2006.
     During the third quarter of 2006, the secondary market demand for used containers remained favorable. Higher utilization levels contributed to a reduction in container inventories, resulting in a decrease in the volume of containers available for sale and a slight increase in container sale prices. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers. The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has positively affected the Partnership’s results from operations, contributing to high utilization levels in recent periods, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing gains from the sale of its containers.
     Since December 31, 2005, the price of a new 20-foot dry cargo container increased from approximately $1,500 to approximately $2,000 by the end of July 2006, then declined to approximately $1,850 by the end of September 2006. The volatility of new container prices is a result of fluctuating demand and the price of raw materials used in the production of containers. Most leasing companies reduced their dry cargo container purchasing during the last half of 2005, took delivery of virtually no additional dry cargo containers during the fourth quarter of 2005, and continued to curtail their investment in new containers during the first nine months of 2006, citing demand uncertainties and anticipating a further decline in new container prices by the end of the year. Shipping lines also curtailed their investment in new containers during 2006 for these same reasons, as well as the limitations created by their decline in profits. Many container manufacturing plants are reported to be operating at below capacity, which may result in container manufacturers offering additional incentives, contributing to further reductions in new container prices. Although the Partnership no longer purchases new containers, new container production and the price of new containers indirectly contributed to the Partnership’s results of operations by influencing the available surplus of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The average per-diem rate for the Partnership’s dry cargo containers decreased approximately 13% and 14% for the three and nine-month periods ending September 30, 2006, respectively, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s refrigerated cargo containers during the three and nine-month periods ending September 30, 2006 decreased approximately 4% and 1%, respectively, when compared to the same periods in the prior year. The lease market for older dry and refrigerated cargo containers remains competitive and, therefore, will be subject to significant pricing pressures in subsequent periods.
     A significant number of new containerships built under various shipbuilding programs have been delivered during 2006, and by the end of 2006 an additional 1.85 million TEU (twenty-foot equivalent unit) slot capacity is expected to be added, an increase of approximately 55% from the prior year. The additional capacity has contributed to lower freight rates as shipping lines position themselves to ensure that they can fill their new capacity, resulting in reduced profitability for the shipping lines that, in turn, could have adverse implications for container leasing companies. Overcapacity and falling freight rates, combined with higher oil prices and interest rates, are contributing to a challenging outlook for the shipping industry through 2007. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent.
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

     At September 30, 2006, approximately 44% of the original equipment remained in the Partnership’s fleet, as compared to approximately 55% at December 31, 2005. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2006.

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,487	793	121	130	5
Term lease
Short term[1]	1,255	556	21	21	—
Long term[2]	255	39	2	—	—
Sales-type lease	—	—	—	2	1

Subtotal	3,997	1,388	144	153	6
Containers off lease	143	70	4	49	1

Total container fleet	4,140	1,458	148	202	7

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2007.

2.	Long term leases represent term leases, the majority of which will expire between October 2007 and December 2010.

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	4,638	53%	2,154	60%	68	31%	309	60%	343	98%

Remaining fleet at September 30, 2006	4,140	47%	1,458	40%	148	69%	202	40%	7	2%

Three Months Ended September 30, 2006 Compared to the Three Months Ended September 30, 2005
     Net lease revenue was $405,538 for the three months ended September 30, 2006 compared to $605,363 for the same period in the prior year. The decline was primarily due to a $302,515 decline in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 13% decline in the average dry cargo per-diem rental rate. This decline in gross lease revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $66,766. The decline was attributable to the Partnership’s declining fleet size and a reduction in both activity related and inventory related expenses associated with current levels of utilization. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2006 and 2005 were as follows:

	Three Months Ended
	September 30,	September 30,
	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	7,576	9,941
Refrigerated containers	228	423

Average utilization rates
Dry cargo containers	96%	94%
Refrigerated containers	79%	82%
     Depreciation expense of $323,010 for the three months ended September 30, 2006 declined by $122,817 when compared to the corresponding period in 2005, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $43,190 for the three-month period ended September 30, 2006, an increase of $12,012 or 39% when compared to the same period in 2005, primarily a result of higher professional fees for audit service and expenses related to investor maintenance services.

     Net gain on disposal of equipment for the three months ended September 30, 2006 was $76,415, compared to a net gain of $75,727 for the corresponding period in 2005. The Partnership disposed of 364 containers, compared to 436 containers during the same three-month period in 2005. The Partnership continued to dispose of additional containers during 2006 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the three-month period ended September 30, 2006 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2006 and 2005.
Nine Months Ended September 30, 2006 Compared to the Nine Months Ended September 30, 2005
Net lease revenue was $1,299,539 for the nine months ended September 30, 2006 compared to $1,941,986 for the same period in the prior year. The decline was primarily due to a $886,990 decline in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size, and a 14% decline in the average dry cargo per-diem rental rate. This decline in gross lease revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $137,861. The decline was attributable to the Partnership’s declining fleet size and a reduction in both activity related and inventory related expenses associated with the current levels of utilization. The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2006 and 2005 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2006	2005
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	8,210	10,462
Refrigerated containers	265	463

Average utilization rates
Dry cargo containers	93%	94%
Refrigerated containers	76%	85%
     Depreciation expense of $1,059,981 for the nine months ended September 30, 2006 declined by $381,968 when compared to the corresponding period in 2005, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $119,169 for the nine-month period ended September 30, 2006, an increase of $23,664 or 25% when compared to the same period in 2005, primarily a result of higher professional fees for audit service and expenses related to investor maintenance services.
     Net gain on disposal of equipment for the nine months ended September 30, 2006 was $192,748, as compared to a net loss of $589 for the corresponding period in 2005. The Partnership disposed of 1,443 containers during the first nine months of 2006, compared to 1,227 containers during the same nine-month period in 2005. The Partnership continued to dispose of additional containers during 2006 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the nine-month period ended September 30, 2006 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed.
     There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2006 and 2005.

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
     The Partnership has commenced its 14th year of operations and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2006, approximately 44% of the original equipment remained in the Partnership’s fleet. The Partnership has been actively disposing of its fleet, with cash proceeds from equipment disposals, in addition to cash from operations, providing the cash flow for distributions to its limited partners. CCC takes several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations is a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At September 30, 2006, the Partnership had $1,178,445 in cash and cash equivalents, a decrease of $471,127 from the cash balances at December 31, 2005. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners, in money market funds. At September 30, 2006, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $1,268,908 during the nine months ended September 30, 2006, compared to $1,723,752 for the same nine-month period in 2005.
     Cash from Investing Activities: Net cash provided by investing activities was $1,615,791 during the nine months ended September 30, 2006, compared to $1,588,733 in the corresponding period of 2005. These amounts represent sales proceeds generated from the sale of container equipment.
     Cash from Financing Activities: Net cash used in financing activities was $3,355,826 during the nine months ended September 30, 2006 compared to $3,977,360 during the nine months ended September 30, 2005. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes to the risk factors as previously disclosed in the Partnership’s December 31, 2005 Form 10-K in response to Item 1A to Part I of Form 10-K. Readers are encouraged to review these risk factors.
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
Date: November 13, 2006

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