Form 10-K
period 2006-12-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2007-03-16
CIK 891332

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Prospectus of Cronos Global Income Fund XIV, L.P., dated December 1, 1992 included as part of Registration Statement on Form S-1 (No. 33-51810).

CRONOS GLOBAL INCOME FUND XIV, L.P.
Report on Form 10-K for the Fiscal Year
Ended December 31, 2006

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
     The Parent Company announced on February 28, 2007 the proposed sale of the Parent Company to CRX Acquisition Ltd. (“Purchaser”), an affiliate of the Fortis group of companies, which include the Parent Company’s lead lender and a partner in the Parent Company’s Joint Venture Program. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein for discussion of the proposed sale, as well as a discussion of recent developments of the Partnership’s business.
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
     The Partnership derives revenues from dry cargo containers and refrigerated containers. As of December 31, 2006, the Partnership operated 3,958 twenty-foot, 1,355 forty-foot and 148 forty-foot high-cube marine dry cargo containers, as well as 185 twenty-foot and six forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
Dry cargo containers	$1,673,850	$2,455,773	$2,879,752
Refrigerated containers	457,897	807,607	1,263,320

Total	$2,131,747	$3,263,380	$4,143,072

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
     Two sub-lessees of the Leasing Company, each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2006. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 24% or $510,290 and Hapag-Lloyd AG (“HAPL”) generated approximately 13% or $274,121 of the Leasing Company’s rental revenue earned on behalf of the Partnership. During 2005 two sub-lessees of the Leasing Company each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership. MSC generated approximately 19% or $614,129, and Container Equipment Leasing generated approximately 14% or $468,603 of the Leasing Company’s rental revenue earned on behalf of the Partnership. During 2004 one sub-lessee of the Leasing Company, MSC, generated approximately 16% or $671,170 of the Leasing Company’s rental revenue earned on behalf of the Partnership.
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

The logistical advantages and reduced freight rates brought about by containerization have been major catalysts for world trade growth since the late 1960’s, resulting in an increased demand for containers. The world’s container fleet has grown from an estimated 270,000 TEU in 1969 to approximately 22 million TEU by the end of 2006. The container leasing business is cyclical, and depends largely upon the rate of growth in the volume of world trade.
Benefits of Leasing
     The container fleets of leasing companies represent approximately 42% of the world’s container fleet with the balance owned predominantly by shipping lines. Shipping lines, which traditionally operate on tight profit margins, often supplement their owned fleet of containers by leasing a portion of their containers from container leasing companies and, in doing so, achieve the following financial and operational benefits:
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

     As of December 31, 2006, the Partnership owned 3,958 twenty-foot, 1,355 forty-foot and 148 forty-foot high-cube marine dry cargo containers, as well as 185 twenty-foot and six forty-foot marine refrigerated containers.
     The following table sets forth the number of containers, by container type and lease type as of December 31, 2006:

	Dry Cargo Containers			Refrigerated Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,371	727	118	108	4
Term lease
Short term[1]	1,215	511	18	20	—
Long term[2]	236	34	2	2	—
Sales-type lease	—	—	—	2	1

Subtotal	3,822	1,272	138	132	5
Containers off lease	136	83	10	53	1

Total container fleet	3,958	1,355	148	185	6

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2007.

2.	Long term leases represent term leases, the majority of which will expire between 2008 and 2011.
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
Customers
     The Partnership does not believe that its ongoing business is dependent upon a single customer, although the loss of one or more of its largest could have an adverse effect upon its business. Two sub-lessees of the Leasing Company, each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2006. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 24% or $510,290 and Hapag-Lloyd AG (“HAPL”) generated approximately 13% or $274,121 of the Leasing Company’s rental revenue earned on behalf of the Partnership. The majority of the Leasing Company’s customers are billed and pay in United States dollars.
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
     In addition, the Leasing Company relies on the services of approximately 175 independently-owned and operated depots around the world to inspect, repair, maintain and store containers while off-hire. The Leasing Company’s area offices authorize all container movements into and out of the depot and supervise all repairs and maintenance performed by the depot. The Leasing Company’s technical staff sets the standards for repair of its owned and managed fleet throughout the world and monitors the quality of depot repair work. The depots provide a link to the Leasing Company’s operations, as the redelivery of a container into a depot is the point at which the container is off-hired from one customer and repaired in preparation for re-leasing to the next customer.
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
     (c)(1)(vii) For the year ended December 31, 2006, two sub-lessees of the Leasing Company each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 24% or $510,290 and Hapag-Lloyd AG (“HAPL”) generated approximately 13% or $274,121 of the Leasing Company’s rental revenue earned on behalf of the Partnership. The Partnership does not believe that its ongoing business is dependent upon a single sub-lessee of the Leasing Company, although the loss of one or more of its largest sub-lessees could have an adverse effect upon its business.
     (c)(1)(viii) Inapplicable.
     (c)(1)(ix) Inapplicable.
     (c)(1)(x) Container leasing companies compete not only with one another but also with their customers, primarily the shipping lines. Approximately 42% of the world’s container fleet is owned by container leasing companies, with the balance owned by shipping lines and other non-leasing owners. In times of slow economic and trade growth, shipping lines are more apt to reduce the level of leased containers in their fleets and rely on their fleet of owned containers.
     Competition among container leasing companies is based upon several factors, including the location and availability of inventory, lease rates, the type, quality and condition of the lessor’s containers, the quality and flexibility of the service offered, the availability of suitable financing, and the professional relationship between the customer and the lessor. Other factors include the speed with which a leasing company can prepare its containers for lease and the ease with which a lessee believes it can do business with a lessor or its local area office. Not all container leasing companies compete in the same markets as some supply only specific container types.
     The Leasing Company, on behalf of the Partnership, competes with various container leasing companies in the markets in which it conducts business. Mergers and acquisitions have been a feature of the container leasing industry for over a decade, and currently, the container leasing market essentially comprises three distinct groups. The first group includes eight of the largest leasing companies that control almost 77% of the total leased fleet. The second group, consisting of seven companies, which includes the Leasing Company, controls approximately 17% of the total leased fleet. The third group controls the remaining 6%, and is comprised of smaller, more specialized fleet operators and new entrants to the container leasing industry who have been attracted to high levels of containerized trade and low entry barriers to the container leasing industry.
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
     Although there have been new entrants to the container leasing industry, their long-term viability is challenged, primarily in the master lease market. Besides facing substantial capital investment requirements, without a global network of offices and a substantial fleet of containers, a new entrant may find it difficult to provide services competitive with those offered by established companies.
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
     (c)(1)(xiii) The Partnership, as a limited partnership, is managed by CCC, the general partner, and accordingly does not itself have any employees. At February 28, 2007, CCC had 18 employees, consisting of 5 officers, 6 other managers and 7 clerical and staff personnel. The Leasing Company had 33 employees, consisting of 3 officers, 19 other managers, and 11 clerical and staff personnel.
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
Risk Associated with Container Leasing
     Because of the following factors, as well as other variables affecting the Partnership’s operating results, past financial performance may not be a reliable indicator of future performance, and historical trends should not be used to anticipate results or trends in future periods.
     Dependence of the Container Leasing Business on the Volume of World Trade and Other Factors. Containers, particularly marine dry cargo containers, are relatively simple and fungible items of capital equipment. While one distinguishing characteristic of container leasing companies is the level of service they provide to lessees, fundamentally the success of the container leasing business depends upon the level of demand for leased containers. While there is continuing demand from customers to transport their cargo in containers rather than by break-bulk methods, this demand, in turn, largely depends upon levels of world trade and the supply of containers relative to demand. When the volume of world trade decreases, container leasing companies are particularly apt to suffer since container lessees, most of which also have their own fleets of containers, generally reduce the number of leased containers in their fleets in favor of utilizing their fleet of owned containers. In addition, average daily revenue per leased container unit can decrease significantly as the volume of world trade decreases and the supply of available containers exceeds the level of demand. Such factors can cause a material reduction in a leasing company’s revenues. Furthermore, the increased availability of capital combined with low interest rates may provide an incentive for shipping lines to reduce their demand for leased containers in favor of purchasing them. As a result, the Partnership’s container leasing business could be negatively affected by future fluctuations in world trade and other factors, including, without limitation, the supply and pricing of new and used containers, economic conditions in the shipping industry, fluctuations in interest rates and currency valuations, and other economic considerations that are inherently unpredictable and beyond the control of the Partnership, CCC and the Leasing Company.

     Risks of Ownership and Leasing of Special Purpose Containers. A portion of the Partnership’s container portfolio consists of special purpose containers, including refrigerated containers. Unlike dry cargo containers, these containers are built for specific market demands. As such, the markets for the leasing of special purpose containers are narrower than the market for dry cargo containers. Lessors in these markets are thus more sensitive to fluctuations in the demand for and supply of such containers. Moreover, the ownership of refrigerated containers entails risks of mechanical breakdown and technological obsolescence not otherwise present in the ownership of dry cargo containers.
     Risk of Terrorism Involving Containers. Since September 11, 2001, the world’s governments, maritime authorities, and the maritime industry, have devoted increasing attention to enhancing the security of the global container transport chain. These efforts have included Congress’ passage of the Maritime Transportation Security Act of 2002, and initiatives by the United States such as the Container Security Initiative and Customs-Trade Partnership Against Terrorism Program. Efforts to date have focused on increasing port security and container inspections, developing and implementing a program of sealing containers with mechanical and electronic seals from the point of loading to final delivery of the container, identifying shippers, storing cargo information in electronic format, and related measures. The task is immense, and the efforts undertaken to date are preliminary. The industry is well aware of the dire consequences should a terrorism incident occur involving the use of a cargo container. In any such event, the impact on global trade and the world economy could be immediate and materially adverse. Any such event could lead to a reduction in container leasing revenue, increased insurance costs, and possible increases in the costs of adopting and implementing container related security measures.
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
     Competition. The Leasing Company, on behalf of the Partnership, will be in competition with several large international container leasing companies and numerous smaller leasing companies. Since 1997, the industry has witnessed significant consolidation. The container leasing industry is essentially comprised of three broad groups. The first group includes eight of the largest leasing companies that control approximately 77% of the total leased fleet. The second group, consisting of seven companies, which includes Cronos, controls approximately 17% of the total leased fleet. The third group controls the remaining 6%, and is comprised of smaller, more specialized container fleet operators and new entrants to the container leasing industry who have been attracted by high levels of containerized trade and low entry barriers to the container leasing industry. (All percentages are as of year-end 2006.) While the container leasing market is highly competitive, the large container leasing companies as a group might be able to exploit their greater financial resources to maintain or enhance their market share at the expense of the competitors such as the Partnership and Leasing Company, especially in any economic downturn.
     No Assurance of Successful Operations. No assurance can be given that the Partnership’s operations will be successful or that it will meet its originally stated investment objectives. Specifically, there is no assurance that cash will be available for distribution to the Partnership’s investors.
     Defaults by Lessees. The default by a sub-lessee under a lease with the Leasing Company may cause the Partnership’s containers to be returned at a time when the Leasing Company may be unable to arrange for the re-leasing or sale of such containers. In such event, the Partnership would lose anticipated revenues, incur additional operating expenses, and consequently, may be unable to recover its investment in such containers. In addition, because the Partnership’s containers will be leased outside of the United States, repossession of containers from sub-lessees who may default under a lease could prove difficult. Lastly, when containers are recovered, the Leasing Company may not be able to re-lease the equipment at comparable rates and at favorable lease terms.
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
     Limited Liability Not Clearly Established. In certain jurisdictions in which the Partnership may do business, the limited liability of limited partners of limited partnerships formed under the laws of other jurisdictions has not been clearly established. There can be no assurance that CCC will be able, even through its best efforts, to ensure that the limited liability of the Partnership’s limited partners will be preserved in all jurisdictions. Were limited liability not available to the limited partners, the limited partners might be liable for the Partnership’s debt in an amount exceeding their capital contributions to the Partnership plus their share of the profits thereof.
Item 1B. Unresolved Staff Comments
     Inapplicable.
Item 2. Properties
     As of December 31, 2006, the Partnership owned 3,958 twenty-foot, 1,355 forty-foot and 148 forty-foot high-cube marine dry cargo containers, as well as 185 twenty-foot and six forty-foot refrigerated containers, suitable for transporting cargo by rail, sea or highway. The average age, manufacturers’ invoice cost and estimated useful life of the Partnership’s containers as of December 31, 2006 were as follows:

	Estimated
	Useful Life	Average Age	Average Cost
20-Foot Dry Cargo Containers	12-15 years	14 years	$2,436

40-Foot Dry Cargo Containers	12-15 years	14 years	$4,146

40-Foot High-Cube Dry Cargo Containers	12-15 years	9 years	$3,213

20-Foot Refrigerated Containers	12-15 years	12 years	$17,671

40-Foot Refrigerated Containers	12-15 years	14 years	$19,392
     Utilization by lessees of the Partnership’s containers fluctuates over time depending on the supply of and demand for containers in the Partnership’s inventory locations. During 2006, utilization of the dry cargo and refrigerated container fleet averaged 94% and 76%, respectively.
     During 2006, the Partnership disposed of 1,085 twenty-foot, 546 forty-foot and eight forty-foot high-cube marine dry cargo containers, as well as 99 twenty-foot and eight forty-foot refrigerated.
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

(a)(1)(ii)	Inapplicable.

(a)(1)(iii)	Inapplicable.

(a)(1)(iv)	Inapplicable.

(a)(1)(v)	Inapplicable.

(a)(2)	Inapplicable.

(b)	Holders

		Number of Unit Holders
(b)(1)	Title of Class	as of December 31, 2006
	Units of limited partnership interests	3,980
     (c) Dividends
     Inapplicable. For the distributions made by the Partnership to its limited partners, see Item 6, “Selected Financial Data.”
     (d) Securities authorized for issuance under equity compensation plans.
     Inapplicable.
     (e) Purchases of equity securities by the issuer and affiliated purchasers.
     Inapplicable.

Item 6. Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
Net lease revenue	$1,671,467	$2,466,199	$42,866,160	$2,602,764	$2,626,409

Net income (loss)	$491,632	$571,567	$(78,371)	$(402,067)	$(986,224)

Limited partners’ share of net income (loss) (per unit basis)	$.04	$0.14	$(0.06)	$(0.13)	$(0.33)

Cash distributions per unit of limited partnership interest	$1.37	$1.66	$1.22	$1.26	$1.01

At year-end:
Total assets	$5,548,523	$9,268,530	$13,829,071	$17,680,268	$21,989,754

Partners’ capital	$5,548,523	$9,268,530	$13,829,071	$17,680,268	$21,989,754
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
Liquidity and Capital Resources
     During the Partnership’s first 10 years of operations, the Partnership’s primary objective was to generate cash flow from operations for distribution to its limited partners. Aside from the initial working capital reserve retained from gross subscription proceeds (equal to approximately 1% of such proceeds), the Partnership relies primarily on container rental receipts to meet this objective, as well as to finance operating needs. No credit lines are maintained to finance working capital. Commencing in 2003, the Partnership’s 11th year of operations, the Partnership began its liquidation phase, focusing its attention on the disposition of its fleet in accordance with another of its original investment objectives, realizing the residual value of its containers after the expiration of their economic useful lives, estimated to be between 12 to 15 years after placement in leased service.
     In January 2007, the Partnership will complete its 14th year of operations. Accordingly, it will continue its liquidation phase. At December 31, 2006, approximately 42% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     From inception through February 28, 2007, the Partnership has distributed, on a cash basis, $53,871,947 in cash from operations and $8,144,674 in cash from container sales proceeds to its limited partners. This represents total cash basis distributions of $62,016,621, or 104% of the limited partners’ original invested capital. The liquidation of the Partnership’s remaining containers will be the primary factor influencing the future level of cash generated from operating, investing and financing activities and the level of distributions from operations and sales proceeds to its partners in subsequent periods.
     At December 31, 2006, the Partnership had $1,042,791 in cash and cash equivalents, a decrease of $606,781 and $1,193,096 from the cash balances at December 31, 2005 and 2004, respectively. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At December 31, 2006, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $1,603,124 during 2006 compared to $2,349,058 and $2,837,762 during 2005 and 2004, respectively.
     Cash from Investing Activities: Net cash provided by investing activities was $2,001,734 during 2006, compared to $2,196,735 and $1,523,632 in 2005 and 2004, respectively. These amounts represent sales proceeds generated from the sale of container equipment.
     Cash from Financing Activities: Net cash used in financing activities was $4,211,639 during 2006 compared to $5,132,108 and $3,772,826 during 2005 and 2004, respectively. These amounts represent distributions to the Partnership’s general and limited partners.
Off-Balance Sheet Arrangements
     The Partnership does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of December 31, 2006, the Partnership was not involved in any material unconsolidated SPE transactions.
Contractual Obligations
As of December 31, 2006, the Partnership did not have any contractual obligations or commercial commitments.
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
     At December 31, 2006, approximately 42% of the original equipment remained in the Partnership’s fleet, as compared to approximately 55% at December 31, 2005. The following chart summarizes the composition of the Partnership’s fleet (based on container type) at December 31, 2006.

	Dry Cargo Containers			Refrigerated Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,371	727	118	108	4
Term lease
Short term[1]	1,215	511	18	20	—
Long term[2]	236	34	2	2	—
Sales-type lease	—	—	—	2	1

Subtotal	3,822	1,272	138	132	5
Containers off lease	136	83	10	53	1

Total container fleet	3,958	1,355	148	185	6

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire in 2007.

2.	Long term leases represent term leases, the majority of which will expire between 2008 and 2011.

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	4,820	55%	2,257	62%	68	31%	326	64%	344	58%

Remaining fleet at December 31, 2006	3,958	45%	1,355	38%	148	69%	185	36%	6	42%

     The following table summarizes the Partnership’s average utilization rates and average fleet size for each of the last three years.

	2006	2005	2004
Fleet size (measured in twenty-foot equivalent units (TEU))
Dry cargo containers	7,952	10,138	12,115
Refrigerated containers	251	435	722

Average utilization rates
Dry cargo containers	94%	94%	91%
Refrigerated containers	76%	83%	84%
     The Partnership’s container fleet experienced robust utilization levels and operating results during 2006, auspicious results considering the container leasing industry recently completed a three year period (2005 – 2003) that was one of the most favorable in its 35-year-plus history. Industry observers report that global container trade grew by an estimated rate of 10% in each of the years 2006 and 2005, 15% in 2004 and 8% in 2003. In comparison, global container trade grew by a modest 3.7% during 2001, a recession year.
     The strength of the container leasing market reflected the shipping lines’ strategy to lease containers and reduce their rate of off-hiring containers from existing leases. Despite container lessor and shipping lines making new container investment during 2006 that is estimated to result in the record production of more than 3 million twenty-foot equivalent units (“TEU”), there were significant reductions in the available surplus of containers in key demand areas, and little or no surplus of new containers at the factory. Faced with possible shortages of containers, shipping lines employed various strategies resulting in the best possible use of their owned and leased containers, including repositioning leased containers back into locations where their requirement is strongest, as opposed to off-hiring containers upon reaching a particular port destination. Traffic volumes on many of the world’s key trade lanes continued to exceed industry analysts’ original forecasts.
     Utilization of the Partnership’s dry cargo container fleet averaged 94% during 2006 and remained consistent when compared to 2005 . In comparison, the dry cargo container fleet averaged 91% during 2004. The utilization rate for the Partnership’s refrigerated container fleet averaged 76% during 2006, while measuring an average 83% and 84% during 2005 and 2004, respectively. These utilization levels generally contributed to lower levels of off-hire container inventories and related direct operating costs, including storage, repositioning and other inventory-related operating expenses. Although the 2006 demand for existing dry cargo containers eased from the levels experienced in the prior two years, when demand often exceeded supply, it did result in a more balanced leasing market.
     The average per-diem rate for the Partnership’s dry cargo containers decreased approximately 14% and 16% when compared to 2005 and 2004, respectively. The average per-diem rate for the Partnership’s refrigerated cargo containers decreased approximately 3% and 1% when compared to 2005 and 2004 respectively. The lease market for the Partnership’s older containers remains competitive and, therefore, will be subject to significant pricing pressures in subsequent periods. Unlike dry cargo containers, the refrigerated containers are built for specific market demands. As such, the market for the leasing of refrigerated containers is narrower than the market for dry cargo containers and is subject to different trends and fluctuations than the dry cargo container market.
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
     During 2006, the secondary market demand for used containers remained favorable. Higher utilization levels not only contributed to a reduction in container inventories, but also a corresponding decrease in the volume of containers available for sale and an increase in container sale prices. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers. The sale of the Partnership’s off-hire containers, in accordance with one of its aforementioned original investment objectives, has positively affected the Partnership’s results from operations, minimizing storage and other inventory-related costs incurred for its off-hire containers, as well as realizing gains from the sale of its containers.

     During 2006, the price of a new twenty-foot dry cargo container fluctuated between $1,800 and $2,000, ending the year at $2,000, an increase from approximately $1,500 at the beginning of the year. The volatility of new container prices was a result of fluctuating demand and the price of raw materials used in the production of containers, as well as the strong demand created by the addition of new containerships. By the end of the year, many container manufacturing plants were reported to be operating at 60% of capacity, a result of additional capacity created by the addition of new container factory start-ups. The additional capacity created by these new factories may result in additional container pricing volatility, as container manufacturers offer additional pricing incentives. Although the Partnership no longer purchases new containers, new container production and the price of new containers indirectly contributed to the Partnership’s results of operations by influencing the available surplus of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.
     The Partnership’s primary lessees, the shipping lines, have experienced significant decline in profits during 2006, as their financial performance has been impacted by the additional cargo capacity created by the delivery of new containerships, and a corresponding decline in freight rates. A significant number of new containerships built under various shipbuilding programs have been delivered during 2006, resulting in an additional slot capacity of 1.85 million TEU (twenty-foot equivalent unit), an increase of approximately 55% from the prior year. Containership capacity is estimated to further increase by approximately 15% and 14% in 2007 and 2008, respectively. Additionally, higher fuel costs and interest rates have also contributed to lower profits for the shipping lines. Certain economic trends that continued throughout 2006, including higher energy costs, coupled with rising interest rates and higher consumer prices in the US and other countries, support a slowing in the growth of the global economy. Industry analysts forecast global container trade to rise by no more than 9% in each of the next two years, a substantial growth rate overall, but at a more moderate rate than in prior recent years, and below the anticipated growth in containership capacity. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent.
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Net lease revenue was $1,671,467 for the year ended December 31, 2006 compared to $2,466,199 for the prior year. The decline was primarily due to a $1,131,633 decline in gross rental revenue (a component of net lease revenue). Gross rental revenue was impacted by the Partnership’s smaller fleet size, and a 14% decline in the average dry cargo per-diem rental rate. This decline in gross lease revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $200,501. The decline was attributable to the Partnership’s declining fleet size and a reduction in both activity related and inventory related expenses associated with the current levels of utilization.
     Depreciation expense of $1,366,245 in 2006 declined by $488,182 when compared to 2005, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses were $153,645 in 2006, an increase of $29,906 or 24% compared to 2005, primarily a result of higher professional fees for audit service and expenses related to third-party investor administration services.
     Net gain on disposal of equipment was $281,313 in 2006, when compared to a net gain of $40,069 in 2005. The Partnership disposed of 1,746 containers during 2006, compared to 1,643 containers during 2005. The Partnership disposed of additional containers during 2006 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in 2006 was a result of various factors, including the proceeds realized from container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during 2006, 2005 and 2004.

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
     Other general and administrative expenses were $123,739 in 2005, an increase of 10% compared to 2004, due to an increase in third-party investor administration services.
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

New Accounting Pronouncements
     In May 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS 154 effective January 1, 2006, with no significant impact on the financial position or result of operations of the Partnership.
     In September 2006, the FASB issued SFAS No. 157 – “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements for fiscal years beginning after November 17, 2007 and interim periods beginning after that date. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. SFAS 157 defines fair value, the methods used to measure fair value and will require expanded disclosures about fair value measurements. The Partnership will adopt SFAS 157 on January 1, 2008 but does not expect adoption to have a significant impact on the financial position or result of operations of the Partnership, however, additional disclosures may be required about the inputs used to develop the measures and the effect of certain measures on changes in assets and liabilities for the period.
     In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AIR-1”) “Accounting for Planned Major Maintenance Activities” which addresses the accounting for planned major maintenance activities. FSP AIR-1 is effective for fiscal years beginning after December 15, 2006, although earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. FSP AIR-1 amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and the Accounting Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. FSP AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Partnership early adopted FSP AIR-1, effective January 1, 2006, with no significant impact on the financial position or result of operations of the Partnership.
     In September 2006, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in the light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative effect adjustment to opening retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154 – “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. The Partnership adopted SAB 108 in 2006 with no significant impact on the financial position or result of its operations of the Partnership.
Inflation
     The Partnership believes inflation has not had a material adverse affect on the results of its operations.
The Cronos Group
     The Parent Company announced on February 28, 2007 the proposed sale of the Parent Company to CRX Acquisition Ltd. (“Purchaser”), an affiliate of the Fortis group of companies, which include the Parent Company’s lead lender and a partner in the Parent Company’s Joint Venture Program.
     The Parent Company reported the proposed sale in its 8-K report of March 2, 2007. Consummation of the transaction requires the approval of the Parent Company’s shareholders, which will be sought at the Parent Company’s 2007 annual meeting. The proxy statement for that meeting will contain detailed disclosures regarding the transaction. As proposed, the transaction consists of the sale of all of the Parent Company’s assets to CRX and the assumption by CRX of all of its liabilities. In connection with the proposed sale, the Parent Company will submit to its shareholders a plan of liquidation, providing for the liquidation of the Parent Company promptly after sale of its assets to CRX and CRX’s assumption of the Parent Company’s liabilities. If approved by the Parent Company’s shareholders, and the transaction closes, the

Parent Company will liquidate and dissolve, and its business will be continued by CRX as a private company. The management of the Parent Company will continue as the management of CRX, and members of the senior management of the Parent Company will acquire an equity interest in the Purchaser. The Parent Company anticipates a closing of the transaction this summer.
     CCC does not anticipate any changes in its management, or in the Leasing Company’s ability to manage the Partnership’s fleet in subsequent periods, but is unable to determine the impact, if any, the Parent Company’s sale may have on the future operating results, financial condition and cash flows of the Partnership or CCC.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
     Exchange rate risk: In 2006, approximately 93% of the gross lease revenues billed by the Leasing Company on behalf of the Group, or on behalf of other third-party container owners, including the Partnership, were billed and paid in US dollars, and approximately 48% of expenses were incurred and paid in US dollars. For non-US dollar denominated revenues and expenses, the Leasing Company may enter into foreign currency contracts to reduce exposure to exchange rate risk. Of the non-US dollar direct operating expenses, the Leasing Company estimates approximately 70% are individually small, unpredictable and were incurred in varying denominations. Thus, the Leasing Company determined such amounts are not suitable for cost effective hedging. As exchange rates are outside of the control of the Partnership and Leasing Company, there can be no assurance that such fluctuations will not adversely affect the Partnership’s results of operations and financial condition.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Partners
Cronos Global Income Fund XIV, L.P.
San Francisco, California
We have audited the accompanying balance sheets of Cronos Global Income Fund XIV, L.P. (the “Partnership”) as of December 31, 2006 and 2005, and the related statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ Deloitte & Touche LLP
San Francisco, California
March 12, 2007

CRONOS GLOBAL INCOME FUND XIV, L.P.
Balance Sheets
December 31, 2006 and 2005

	2006	2005
Assets

Current assets:
Cash and cash equivalents, includes $1,027,791 in 2006 and $1,634,572 in 2005 in interest-bearing accounts	$1,042,791	$1,649,572
Net lease and other receivables due from Leasing Company	334,430	427,800

Total current assets	1,377,221	2,077,372

Container rental equipment, at cost	19,091,024	26,037,800
Less accumulated depreciation	(14,919,722)	(18,846,642)

Net container rental equipment	4,171,302	7,191,158

Total assets	$5,548,523	$9,268,530

Partners’ Capital

Partners’ capital (deficit):
General partner	$(229,740)	$(470,255)
Limited partners	5,778,263	9,738,785

Total partners’ capital	$5,548,523	$9,268,530

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Statements of Operations
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Net lease revenue	$1,671,467	$2,466,199	$2,866,160

Other operating income (expenses):
Depreciation	(1,366,245)	(1,854,427)	(2,311,304)
Other general and administrative expenses	(153,645)	(123,739)	(112,571)
Net gain (loss) on disposal of equipment	281,313	40,069	(530,979)

	(1,238,577)	(1,938,097)	(2,954,854)

Income (loss) from operations	432,890	528,102	(88,694)

Other income:
Interest income	58,742	43,465	10,323

Net income (loss)	$491,632	$571,567	$(78,371)

Allocation of net income (loss):
General partner	$361,164	$163,562	$102,365
Limited partners	130,468	408,005	(180,736)

	$491,632	$571,567	$(78,371)

Limited partners’ per unit share of net income (loss)	$0.04	$0.14	$(0.06)

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Statements of Partners’ Capital
For the years ended December 31, 2006, 2005 and 2004

	Limited	General
	Partners	Partner	Total
Balances at January 1, 2004	$18,103,839	$(423,571)	$17,680,268

Net (loss) income	(180,736)	102,365	(78,371)

Cash distributions	(3,630,907)	(141,919)	(3,772,826)

Balances at December 31, 2004	14,292,196	(463,125)	13,829,071

Net income	408,005	163,562	571,567

Cash distributions	(4,961,416)	(170,692)	(5,132,108)

Balances at December 31, 2005	9,738,785	(470,255)	9,268,530

Net income	130,468	361,164	491,632

Cash distributions	(4,090,990)	(120,649)	(4,211,639)

Balances at December 31, 2006	$5,778,263	$(229,740)	$5,548,523

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Statements of Cash Flows
For the years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$491,632	$571,567	$(78,371)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation	1,366,245	1,854,427	2,311,304
Net (gain) loss on disposal of equipment	(281,313)	(40,069)	530,979
Decrease (increase) in net lease and other receivables due from Leasing Company	26,560	(36,867)	73,850

Total adjustments	1,111,492	1,777,491	2,916,133

Net cash provided by operating activities	1,603,124	2,349,058	2,837,762

Cash flows from investing activities:
Proceeds from sale of container rental equipment	2,001,734	2,196,735	1,523,632

Cash flows from financing activities:
Distributions to general partner	(120,649)	(170,692)	(141,919)
Distributions to limited partners	(4,090,990)	(4,961,416)	(3,630,907)

Net cash used in financing activities	(4,211,639)	(5,132,108)	(3,772,826)

Net (decrease) increase in cash and cash equivalents	(606,781)	(586,315)	588,568

Cash and cash equivalents at beginning of year	1,649,572	2,235,887	1,647,319

Cash and cash equivalents at end of year	$1,042,791	$1,649,572	$2,235,887

The accompanying notes are an integral part of these financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
December 31, 2006, 2005 and 2004
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

In January 2007, the Partnership will complete its 14th year of operations and has entered its liquidation phase wherein CCC focuses its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At December 31, 2006, approximately 42% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners.

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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(b)	Leasing Company and Leasing Agent Agreement (continued)

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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
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

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are written down to fair value. An analysis projecting future cash flows from container rental equipment operations is prepared annually or upon material changes in market conditions. Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(h)	Container Rental Equipment (continued)

disposals are the primary variables utilized by the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment during 2006, 2005 and 2004.

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

Certain prior year amounts in the notes to the financial statements have been reclassified to conform to the 2006 presentation.

(k)	New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154 – “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). SFAS 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impracticable. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change, the cumulative effect of changing to the new accounting principle. SFAS 154 is effective for accounting changes and corrections of errors in fiscal years beginning after December 15, 2005. The Partnership adopted SFAS 154 effective January 1, 2006, with no significant impact on the financial position or result of operations of the Partnership.

In September 2006, the FASB issued SFAS No. 157 – “Fair Value Measurements” (“SFAS 157”). SFAS 157 is effective for financial statements for fiscal years beginning after November 17, 2007 and interim periods beginning after that date. Earlier adoption is encouraged, providing no financial statements have yet been issued during the fiscal year. SFAS 157 defines fair value, the methods used to measure fair value and will require expanded disclosures about fair value measurements. The Partnership will adopt SFAS 157 on January 1, 2008 but does not expect adoption to have a significant impact on the financial position or result of operations of the Partnership, however, additional disclosures may be required about the inputs used to develop the measures and the effect of certain measures on changes in assets and liabilities for the period.

In September 2006, the FASB issued FASB Staff Position No. AUG AIR-1 (“FSP AIR-1”) “Accounting for Planned Major Maintenance Activities” which addresses the accounting for planned major maintenance activities. FSP AIR-1 is effective for fiscal years beginning after December 15, 2006, although earlier adoption is permitted as of the beginning of an entity’s fiscal year. The guidance in FSP AIR-1 shall be applied retrospectively for all financial statements presented, unless it is impracticable to do so. FSP AIR-1 amends certain provisions in the AICPA Industry Audit Guide, “Audits of Airlines” and the Accounting

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(k)	New Accounting Pronouncements (continued)

Principles Board (“APB”) Opinion No. 28, “Interim Financial Reporting”. FSP AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods. The Partnership early adopted FSP AIR-1, effective January 1, 2006, with no significant impact on the financial position or result of operations of the Partnership. In September 2006, the Securities and Exchange Commission (“the SEC”) issued Staff Accounting Bulletin No. 108, Section N to Topic 1, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 requires the evaluation of prior year misstatements using both the balance sheet approach and the income statement approach. In the initial year of adoption, should either approach result in quantifying an error that is material in the light of quantitative and qualitative factors, SAB 108 guidance allows for a one-time cumulative effect adjustment to opening retained earnings. In years subsequent to adoption, previously undetected misstatements deemed material shall result in the restatement of previously issued financial statements in accordance with SFAS No. 154 – “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20 and FASB Statement No. 3”. SAB 108 is effective for financial statements for fiscal years ending after November 15, 2006. The Partnership adopted SAB 108 in 2006 with no significant impact on the financial position or result of its operations of the Partnership.
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

The Partnership derives revenues from marine dry cargo and refrigerated containers. As of December 31, 2006, the Partnership owned 3,958 twenty-foot, 1,355 forty-foot and 148 forty-foot high-cube marine dry cargo containers, as well as 185 twenty-foot and six forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the years ended December 31, 2006, 2005 and 2004 follows:

	2006	2005	2004
Dry cargo containers	$1,673,850	$2,455,773	$2,879,752
Refrigerated containers	457,897	807,607	1,263,320

Total	$2,131,747	$3,263,380	$4,143,072

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131, (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information”.

The Partnership does not believe that its ongoing business is dependent upon a single sub-lessee of the Leasing Company, although the loss of one or more of the Leasing Company’s sub-lessees could have an adverse effect upon its business. Two sub-lessees accounted for more than 10% each of the Leasing Company’s rental revenue earned on behalf of the Partnership during 2006. Mediterranean Shipping Company S.A. (“MSC”) generated approximately 24% or $510,290 and Hapag-Lloyd AG (“HAPL”) generated approximately 13% or $274,121 of the Leasing Company’s rental revenue earned on behalf of the Partnership. During 2005 two sub-lessees of the Leasing Company each generated more than 10% of the Leasing Company’s rental revenue earned on behalf of the Partnership. MSC generated approximately 19% or $614,129, and Container Equipment Leasing generated

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(2)	Operating Segment (continued)

approximately 14% or $468,603 of the Leasing Company’s rental revenue earned on behalf of the Partnership. During 2004 one sub-lessee of the Leasing Company, MSC, generated approximately 16% or $671,170 of the Leasing Company’s rental revenue earned on behalf of the Partnership. Substantially all of the sub-lessees of the Leasing Company are billed and pay in United States dollars.

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

(4)	Net Lease and Other Receivables Due from Leasing Company

Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership as well as proceeds earned from container disposals. Net lease and other receivables at December 31, 2006 and 2005 were as follows:

	December 31,	December 31,
	2006	2005
Gross lease and other receivables	$679,307	$933,160
Less:
Direct operating payables and accrued expenses	197,703	332,748
Base management fees (receivable)	(1,195)	(1,497)
Reimbursed administrative expenses	8,774	15,150
Allowance for doubtful accounts	139,595	158,959

	344,877	505,360

Net lease and other receivables	$334,430	$427,800

(5)	Damage Protection Plan

The Leasing Company offers a repair service to several lessees of the Partnership’s containers, whereby the lessee pays an additional rental fee for the convenience of having the Partnership incur the repair expense for containers damaged while on lease. This fee is recorded as revenue when earned according to the terms of the rental contract. Repair costs, when incurred by this service, are included within rental equipment operating expenses, a component of net lease revenue. The Partnership is not responsible in the event repair costs exceed predetermined limits, or for repairs that are required for damages not defined by the damage protection plan agreement.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(6)	Net Lease Revenue

Net lease revenue is determined by deducting direct operating expenses, base management fees and reimbursed administrative expenses to CCC and its affiliates from the rental revenue earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership. Net lease revenue for the years ended December 31, 2006, 2005 and 2004 was as follows:

	2006	2005	2004
Rental revenue	$2,131,747	$3,263,380	$4,143,072
Less:
Rental equipment operating expenses	183,423	383,924	747,066
Base management fees	149,414	225,657	284,400
Reimbursed administrative expenses:
Salaries	91,085	134,156	169,569
Other payroll related expenses	11,963	18,880	21,260
General and administrative expenses	24,395	34,564	54,617

	127,443	187,600	245,446

	460,280	797,181	1,276,912

Net lease revenue	$1,671,467	$2,466,199	$2,866,160

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

	2006	2005	2004
Base management fees
Leasing Company	$149,414	$225,657	$284,400

Reimbursed administrative expenses
CCC	16,543	24,532	31,396
Leasing Company	110,900	163,068	214,050

	127,443	187,600	245,446

	$276,857	$413,257	$529,846

The following net compensation was payable to CCC and the Leasing Company at December 31, 2006 and 2005:

	2006	2005
CCC	$994	$2,441
Leasing Company	6,585	11,212

	$7,579	$13,653

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Financial Statements
(8)	Limited Partners’ Capital

Cash distributions made to the limited partners during 2006, 2005 and 2004 included distributions of proceeds from equipment sales in the amount of $2,225,794, $2,126,322 and $1,156,421, respectively. These distributions, as well as cash distributions from operations, are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital at December 31, 2006, 2005 and 2004 was $2, $3 and $5, respectively. This is calculated by dividing the limited partners’ capital at the end of each year by 2,984,309, the total number of limited partnership units.

(9)	The Cronos Group

The Cronos Group (the “Parent Company”) announced on February 28, 2007 the proposed sale of the Parent Company to CRX Acquisition Ltd. (“Purchaser”), an affiliate of the Fortis group of companies, which include the Parent Company’s lead lender and a partner in the Parent Company’s Joint Venture Program. The Parent Company is the indirect corporate parent of CCC, the general partner of the Partnership.

The Parent Company reported the proposed sale in its 8-K report of March 2, 2007. Consummation of the transaction requires the approval of the Parent Company’s shareholders, which will be sought at the Parent Company’s 2007 annual meeting. The proxy statement for that meeting will contain detailed disclosures regarding the transaction. As proposed, the transaction consists of the sale of all of the Parent Company’s assets to CRX and the assumption by CRX of all of its liabilities. In connection with the proposed sale, the Parent Company will submit to its shareholders a plan of liquidation, providing for the liquidation of the Parent Company promptly after sale of its assets to CRX and CRX’s assumption of the Parent Company’s liabilities. If approved by the Parent Company’s shareholders, and the transaction closes, the Parent Company will liquidate and dissolve, and its business will be continued by CRX as a private company. The management of the Parent Company will continue as the management of CRX, and members of the senior management of the Parent Company will acquire an equity interest in the Purchaser. The Parent Company anticipates a closing of the transaction this summer.

CCC does not anticipate any changes in its management, or in the Leasing Company’s ability to manage the Partnership’s fleet in subsequent periods, but is unable to determine the impact, if any, the Parent Company’s sale may have on the future operating results, financial condition and cash flows of the Partnership or CCC.

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
Item 9B. Other Information
     Inapplicable.

PART III
Item 10. Directors and Executive Officers of the Partnership
     The Partnership, as such, has no officers or directors, but is managed by CCC, the general partner. The officers and directors of CCC at February 28, 2007, are as follows:

Name	Office
Dennis J. Tietz	President, Chief Executive Officer and Director

John Kallas	Vice President, Chief Financial Officer and Director

Elinor A. Wexler	Vice President/Administration, Secretary and Director

Peter J. Younger	Director
     Dennis J. Tietz Mr. Tietz, 54, President and Chief Executive Officer, is responsible for the general management of CCC. Mr. Tietz is also President and a director of Cronos Securities Corp. From 1986 until December 1998, Mr. Tietz was responsible for the organization, marketing and after-market support of CCC’s investment programs. Mr. Tietz was a regional manager for CCC, responsible for various container leasing activities in the U.S. and Europe from 1981 to 1986. Prior to joining CCC in December 1981, Mr. Tietz was employed by Trans Ocean Leasing Corporation as Regional Manager based in Houston, with responsibility for all leasing and operational activities in the U.S. Gulf.
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
     John Kallas Mr. Kallas, 44, was first elected Vice President and Chief Financial Officer of CCC in December 1993, and is directly responsible for CCC’s container investment programs, as well as accounting and treasury operations. Mr. Kallas joined the Board of Directors of CCC in November, 2000. Mr. Kallas has held various accounting positions since joining CCC including Controller, Director of Accounting and Corporate Accounting Manager. From 1985 to 1989, Mr. Kallas was an accountant with KPMG Peat Marwick, San Francisco, California.
     Mr. Kallas holds a Masters degree in Finance and Business Administration from St. Mary’s College, a B.S. degree in Business Administration from the University of San Francisco, and is a certified public accountant. Mr. Kallas is also a Treasurer of Cronos Securities Corp.
     Elinor A. Wexler Ms. Wexler, 58, was elected Vice President — Administration and Secretary of CCC in August 1992. Ms. Wexler has been employed by CCC since 1987, and is responsible for CCC’s investor services, compliance and securities registration, as well as The Cronos Group’s investor relations. From 1983 to 1987, Ms. Wexler was Manager of Investor Services of The Robert A. McNeil Corporation, a real estate syndication company, in San Mateo, California. From 1971 to 1983, Ms. Wexler held various positions, including securities trader and international research editor, with Nikko Securities Co., International, based in San Francisco.
     Ms. Wexler attended the University of Oregon, Portland State University and the Hebrew University of Jerusalem, Israel. Ms. Wexler is also Vice President and Secretary of Cronos Securities Corp. and a Registered Principal with the NASD.
     Peter J. Younger Mr. Younger, 50, was elected to the Board of Directors of CCC in December 2005. See key management personnel of the Leasing Company for further information.

     The key management personnel of the Leasing Company and its affiliates at February 28, 2007, were as follows:

Name	Title
Peter J. Younger	President, Chief Operating Officer of The Cronos Group

John M. Foy	Senior Vice President/Pacific Region

John C. Kirby	Senior Vice President/North Atlantic Region

Frank P. Vaughan	Director, Leasing Company

Timothy W. Courtenay	Director, Leasing Company
     Peter J. Younger Mr. Younger, 50, is the President and Chief Operating Officer of The Cronos Group, the Leasing Company’s corporate parent. He is a member of the Board of The Cronos Group and has held various officer positions with The Cronos Group since 1999. From 1991 through December 2004, Mr. Younger served in various officer positions with the Leasing Company, most recently as its managing Director. From 1987 to 1991, Mr. Younger served as Vice President and Controller of CCC. Prior to 1987, Mr. Younger was a certified public accountant and a principal with the accounting firm of Johnson, Glaze and Co., Salem, Oregon. Mr. Younger holds a B.S. degree in Business Administration from Western Baptist College, Salem, Oregon.
     John M. Foy Mr. Foy, 61, is Senior Vice President/Pacific Region, and is directly responsible for the Leasing Company’s lease marketing operations in the Pacific, including the U.S. West Coast, Asia, Australia and New Zealand, and is based in San Francisco. From 1985 to 1993, Mr. Foy was Vice President/Pacific of Cronos with responsibility for dry cargo container lease marketing and operations in the Pacific Basin. From 1977 to 1985, Mr. Foy was Vice President of Marketing for Nautilus Leasing Services in San Francisco with responsibility for worldwide leasing activities. From 1974 to 1977, Mr. Foy was Regional Manager for Flexi-Van Leasing, a container lessor, with responsibility for container leasing activities in the Western United States. Mr. Foy holds a B.A. degree in Political Science from University of the Pacific, and a Bachelor of Foreign Trade from Thunderbird Graduate School of International Management.
     John C. Kirby Mr. Kirby, 53, is directly responsible for the Leasing Company’s lease marketing operations in the North Atlantic region, including Northern Europe, the US East Coast and Scandinavia. Mr. Kirby is also responsible for the Leasing Company’s operations, including contract and billing administration, container repairs and leasing-related systems. Mr. Kirby is based in the United Kingdom. Mr. Kirby joined CCC in 1985 as European Technical Manager and advanced to Director of European Operations in 1986, a position he held with CCC and later the Leasing Company, until his promotion to Vice President/Operations of the Leasing Company in 1992. In January 1999, Mr. Kirby was promoted to the position of Senior Vice President/Operations of the Leasing Company. From 1982 to 1985, Mr. Kirby was employed by CLOU Containers, a container leasing company, as Technical Manager, based in Hamburg, Germany. Mr. Kirby acquired a professional engineering qualification from the Mid-Essex Technical College in England.
     Frank P. Vaughan Mr. Vaughan, 42, was appointed a Director of the Leasing Company in November 2000. Mr. Vaughan joined Cronos in 1991, and was elected Senior Vice President and Chief Financial Officer of the Company in March 2005. From 2004 to 2005, Mr. Vaughan served as Senior Vice President/Finance and as Vice President/Finance from 1998 to 2004. Mr. Vaughan served as Director of Planning and Manager of Group Reporting prior to 1998. Based in the U.K., Mr. Vaughan is responsible for The Cronos Group’s and the Leasing Company’s financial operations, including SEC reporting. Prior to joining Cronos in 1991, Mr. Vaughan, was an accountant with the Automobile association in the U.K., from 1987 to 1991, where he worked in their insurance, travel, publishing, and member services divisions.
     Mr. Vaughan holds a Bachelor of Commerce degree, with honors, from University College Cork in Ireland, and is a qualified Chartered Management Accountant in the U.K.
     Timothy W. Courtenay Mr. Courtenay, 46, joined the Leasing Company in 1995 and is based in the U.K. Mr. Courtenay is primarily responsible for credit and risk management, in addition to being responsible for the management of the container asset system and other support roles within Cronos’ finance function. From 1988 to when he joined Cronos, Mr. Courtenay was a financial controller for a real estate firm based in London, England. Mr. Courtenay holds a B.A. degree, with honors, in Accountancy from Leeds University and is a qualified Chartered Management Accountant. Mr. Courtenay also holds a diploma in employment law.

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
Section 16(a) Beneficial Ownership Reporting Compliance
     The Partnership has followed the practice of reporting acquisitions and dispositions of the Partnership’s units of limited partnership interests by CCC, its general partner. As CCC did not acquire or dispose of any of the Partnership’s units of limited partnership interests during the fiscal year ended December 31, 2006, no reports of beneficial ownership under Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed with the SEC.
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

     The following table sets forth the fees the Partnership paid (on a cash basis) to CCC or the Leasing Company (“CCL”) for the year ended December 31, 2006.

			Cash Fees and
	Name	Description	Distributions
1)	CCL	Base management fees — equal to 7% of gross lease billings from the leasing of containers subject to leases whereby the aggregate rental payments due during the initial term of the lease are less than the purchase price of the equipment subject to the lease pursuant to Section 4.3 of the Limited Partnership Agreement	$149,113

2)	CCC	Reimbursed administrative expenses - equal to the costs expended by CCC and	$17,990
	CCL	its affiliates for services necessary to the prudent operation of the Partnership pursuant to Section 4.4 of the Limited Partnership Agreement	$115,828

3)	CCC	Interest in Fund - 5% of distributions of distributable cash for any quarter pursuant to Section 6.1 of the Limited Partnership Agreement	$120,649
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
     (d) Changes in Control
     Inapplicable.
Item 13. Certain Relationships and Related Transactions
     (a) Transactions with Management and Others
     The Partnership’s only transactions with management and other related parties during 2006 were limited to those fees paid or amounts committed to be paid (on an annual basis) to CCC, the general partner, and its affiliates. See Item 11, “Executive Compensation,” herein.
     (b) Certain Business Relationships
     Inapplicable.

     (c) Indebtedness of Management
     Inapplicable.
     (d) Transactions with Promoters
     Inapplicable.
Item 14. Principal Accountant Fees and Services
     CCC, on behalf of the Partnership has appointed Deloitte & Touche LLP as the Partnership’s independent auditor for the fiscal year ending December 31, 2006. CCC’s board of directors has the authority to pre-approve audit related and non-audit services on behalf of the Partnership, that are not prohibited by law, to be performed by the Partnership’s independent auditors.
Audit Fees
     Audit fees represent fees for professional services provided in connection with the audit of the Partnership’s financial statements and review of its quarterly financial statements and audit services provided in connection with its statutory or regulatory filings. The Partnership incurred fees of $38,356 and $23,236 during the fiscal years ending December 31, 2006 and 2005, respectively, for these audit services.
Audit-Related Fees
     The Partnership did not incur audit-related fees during the fiscal years ending December 31, 2006 and 2005. Typically, audit-related fees, if incurred, would consist of fees for accounting consultations and other attestation services.
Tax Fees
     The Partnership did not incur tax fees during the fiscal years ending December 31, 2006 and 2005. Typically, tax fees, if incurred, would consist of fees for compliance services, tax advice and tax planning.
All Other Fees
     The Partnership did not incur any other fees for services provided by its independent auditor during the fiscal years ending December 31, 2006 and 2005.

PART IV
Item 15. Exhibits and Financial Statement Schedules
     All schedules are omitted as the information is not required or the information is included in the financial statements or notes thereto.
(3) Exhibits

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

Date: March 16, 2007
     Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Cronos Capital Corp., the managing general partner of the Partnership, in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Dennis J. Tietz	President and Director of
Dennis J. Tietz	Cronos Capital Corp.	March 16, 2007
(“CCC”) (Principal Executive
Officer of CCC)

/s/ John Kallas	Chief Financial Officer and
John Kallas	Director of	March 16, 2007
Cronos Capital Corp. (“CCC”)
(Principal Financial and
Accounting Officer of CCC)

/s/ Elinor A. Wexler	Vice President-Administration,
Elinor A. Wexler	Secretary and Director of	March 16, 2007
Cronos Capital Corp.

Exhibit Index

Exhibit
No.	Description	Method of Filing
3(a)	Limited Partnership Agreement of the Partnership, amended and restated as of September 12, 1988	*

3(b)	Certificate of Limited Partnership	**

10	Form of Leasing Agent Agreement with Cronos Containers Limited	***

31.1	Rule 13a-14 Certification	Filed with this document

31.2	Rule 13a-14 Certification	Filed with this document

32	Section 1350 Certifications	Filed with this document
****

*	Incorporated by reference to Exhibit “A” to the Prospectus of the Partnership dated September 12, 1988, included as part of Registration Statement on Form S-1 (No. 33-23321)

**	Incorporated by reference to Exhibit 3.4 to the Registration Statement on Form S-1 (No. 33-23321)

***	Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (No. 33-42697)

****	This certification, required by Section 906 of the Sarbanes-Oxley Act of 2002, other than as required by Section 906, is not to be deemed “filed” with the Commission or subject to the rules and regulations promulgated by the Commission under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 of said Act.