Form 10-Q
period 2007-06-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2007-08-10
CIK 891332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Ended June 30, 2007

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Presented herein are Cronos Global Income XIV, L.P.’s (the “Partnership”) condensed balance sheets as of June 30, 2007 and December 31, 2006, condensed statements of operations for the three and six months ended June 30, 2007 and 2006, and condensed statements of cash flows for the six months ended June 30, 2007 and 2006, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2006 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

The information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Partnership with respect to future events and financial performance and are subject to a number of risks and uncertainties, many of which are beyond the Partnership’s control. All statements, other than statements of historical facts included in this report, including the statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding the Partnership’s strategy, future operations, estimated revenues, projected costs, prospects, plans and objectives of the Partnership are forward-looking statements. When used in this report, the words “would”, “believe”, “anticipate”, “intend”, “estimate”, “expect”, “project”, and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Partnership does not undertake to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Although the Partnership believes that its plans, intentions and expectations reflected in or suggested by the forward-looking statements made in this report are reasonable, the Partnership can give no assurance that these plans, intentions or expectations will be achieved. Future economic and industry trends that could potentially impact revenues and profitability are difficult to predict.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,
	2007	2006
Assets

Current assets:
Cash and cash equivalents, includes $922,521 at June 30, 2007 and $1,027,791 at December 31, 2006 in interest-bearing accounts	$937,521	$1,042,791
Net lease and other receivables due from Leasing Company	297,494	334,430

Total current assets	1,235,015	1,377,221

Container rental equipment, at cost	16,536,795	19,091,024
Less accumulated depreciation	(13,415,715)	(14,919,722)

Net container rental equipment	3,121,080	4,171,302

Total assets	$4,356,095	$5,548,523

Partners’ Capital

Partners’ capital (deficit):
General partner	$(17,949)	$(229,740)
Limited partners	4,374,044	5,778,263

Total partners’ capital	$4,356,095	$5,548,523

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net lease revenue	$280,317	$415,188	$582,822	$894,001

Other operating income (expenses):
Depreciation	(283,912)	(351,155)	(568,642)	(736,971)
Other general and administrative expenses	(45,110)	(40,088)	(87,208)	(75,980)
Net gain on disposal of equipment	131,166	71,667	251,891	116,333

	(197,856)	(319,576)	(403,959)	(696,618)

Income from operations	82,461	95,612	178,863	197,383

Other income:
Interest income	11,702	15,672	23,690	30,346

Net income	$94,163	$111,284	$202,553	$227,729

Allocation of net income (loss):
General partner	$130,796	$94,868	$251,398	$164,614
Limited partners	(36,633)	16,416	(48,845)	63,115

	$94,163	$111,284	$202,553	$227,729

Limited partners’ per unit share of net (loss) income	$(0.01)	$0.01	$(0.02)	$0.02

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,	June 30,
	2007	2006
Net cash provided by operating activities	$590,446	$900,598

Cash flows from investing activities:
Proceeds from sale of container rental equipment	699,263	1,211,672

Cash flows from financing activities:
Distribution to general partner	(39,606)	(70,483)
Distribution to limited partners	(1,355,373)	(2,213,363)

Net cash used in financing activities	(1,394,979)	(2,283,846)

Net decrease in cash and cash equivalents	(105,270)	(171,576)

Cash and cash equivalents at the beginning of the period	1,042,791	1,649,572

Cash and cash equivalents at the end of the period	$937,521	$1,477,996

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

The Partnership is in its 15th year of operations and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At June 30, 2007, approximately 37% of the original equipment remained in the Partnership’s fleet.

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

The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements. Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(c)	Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and regulation S-X, Article 10 under the Securities Exchange Act of 1934. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2006 Annual Report on Form 10-K.

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

The most significant estimates included within the financial statements are the container rental equipment’s estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to evaluate the carrying value of container rental equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets”.

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

Current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and container disposals are the primary variables utilized in the analysis. Additionally, the Partnership evaluates future cash flows and potential impairment by container type rather than for each individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and six-month periods ended June 30, 2007 and 2006.
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
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(2)	Net Lease and Other Receivables Due from Leasing Company

Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at June 30, 2007 and December 31, 2006 were as follows:

	June 30,	December 31,
	2007	2006
Gross lease and other receivables	$586,529	$679,307
Less:
Direct operating payables and accrued expenses	136,052	197,703
Base management fees payable (receivable)	21,882	(1,195)
Reimbursed administrative expenses	6,745	8,774
Allowance for doubtful accounts	124,356	139,595

	289,035	344,877

Net lease and other receivables	$297,494	$334,430

(3)	Net Lease Revenue

Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements between the Leasing Company and its various lessees, less direct operating expenses, management fees and reimbursed administrative expenses incurred in respect of the containers specified in each operating lease agreement. Net lease revenue for the three and six-month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Rental revenue	$367,851	$547,395	$774,189	$1,175,730
Less:
Rental equipment operating expenses	40,162	61,443	92,400	125,327
Base management fees	26,212	38,361	54,166	82,213
Reimbursed administrative expenses
Salaries	14,600	22,516	30,349	53,091
Other payroll related expenses	2,185	3,536	5,141	7,775
General and administrative expenses	4,375	6,351	9,311	13,323

Total reimbursed administrative expenses	21,160	32,403	44,801	74,189

	87,534	132,207	191,367	281,729

Net lease revenue	$280,317	$415,188	$582,822	$894,001

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment

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

The Partnership derives revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of June 30, 2007, the Partnership operated 3,568 twenty-foot 1,180 forty-foot and 142 forty-foot high-cube marine dry cargo containers, as well as 143 twenty-foot and two forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three and six-month periods ended June 30, 2007 and 2006 follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Dry cargo containers	$303,994	$418,567	$634,490	$913,636
Refrigerated containers	63,857	128,828	139,699	262,094

Total	$367,851	$547,395	$774,189	$1,175,730

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

(5)	The Cronos Group

The Cronos Group (“Parent Company”), a Luxembourg holding company, is the indirect parent of CCC, the general partner of the Partnership. The Parent Company announced on February 28, 2007 that it had entered into an Asset Purchase Agreement (“Asset Purchase Agreement”) with CRX Acquisition Ltd., a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”). Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, the Parent Company agreed to sell all of its assets to CRX and CRX agreed to assume all of the Parent Company’s liabilities. CRX and FB Transportation are affiliates of or associated with the Fortis group of companies, which include the Parent Company’s lead lender and a partner in the Parent Company’s Joint Venture Program.

At a special meeting held August 1, 2007, Parent Company’s shareholders approved the Asset Purchase Agreement and the transactions contemplated thereunder, including Parent Company’s dissolution and liquidation. Closing of the sale of the Parent Company’s assets and liabilities to CRX occurred later that same day. The container leasing business of the Parent Company will be continued by CRX as a private company. Management of the Parent Company, which includes members of the management of CCC, are continuing as management of CRX and are acquiring an equity interest in CRX.

CCC is now an indirect subsidiary of CRX. There have been no changes to the management of CCC or to the management of the Leasing Company as a result of the Parent Company’s sale of its assets to CRX and CRX’s assumption of the Parent Company’s liabilities. However, CCC is unable to determine the impact, if any, of CRX’s acquisition of the Parent Company’s business upon the future operating results, financial condition, and cash flows of the Partnership or CCC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2006 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Market Overview
     The expansion in the volume of world trade, continued to be the primary catalyst fueling the demand for containerized freight during the second quarter of 2007. Also contributing to the demand has been the inability of the shipping industry infrastructure to handle the increase in containerized trade, resulting in port and rail congestion, and ultimately longer turnaround times for ships and containers. As a result, the shipping lines have reduced their redeliveries of on-hire containers and have increasingly looked to container leasing in order to supplement their owned fleets of containers. Despite the high levels of utilization, the GDP growth rate for most developed countries experienced during the fourth quarter of 2006 was not sustained during the first three months of 2007, increasing the competitive pressures within the container leasing industry. During the second quarter of 2007, economists reported that GDP growth during the first quarter of 2007 was lower than the same period in 2006. GDP growth is traditionally used as an indicator of economic prosperity, and appears to indicate that consumer spending was not as robust, possibly a result of higher oil prices and other economic factors. Additionally, forecasts for containerized exports from China are expected to dip below the double digit growth rates that averaged approximately 10% over the last few years, to approximately 7% per annum in the next few years. In future periods, global economic growth and container trade are expected to have less of an impact on the Partnership’s operations than declining revenue from a smaller fleet as CCC continues its efforts to retire the Partnership’s remaining equipment.
     Utilization for the Partnership’s dry cargo container fleet averaged 97% for both the three and six-month periods ended June 30, 2007. In comparison, dry cargo container utilization rates averaged 94% and 92% for the three and six-month periods ended June 30, 2006, respectively. The utilization rate for the Partnership’s refrigerated container fleet averaged 73% and 72% for the three and six-month periods ended June 30, 2007, respectively. In comparison, refrigerated container utilization rates for the three and six-month periods ended June 30, 2006 averaged 76% and 75%, respectively.
     The average per-diem rate for the Partnership’s dry cargo containers decreased approximately 11% and 12% for the three and six-month periods ending June 30, 2007, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s refrigerated cargo containers for both the three and six-month periods ending June 30, 2007 decreased approximately 12% when compared to the same periods in the prior year. The lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures. Unlike dry cargo containers, the refrigerated containers are built for specific market demands. As such, the markets for the leasing of refrigerated containers are narrower than the market for dry cargo containers and are subject to different trends and fluctuations than the dry cargo container market.
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the second quarter of 2007, resulting indirectly from higher prices for new cargo containers, as well as the demand for older, existing containers. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers.
     The price of a new twenty-foot dry cargo container varied during 2006, ending the year at approximately $2,000, an increase from approximately $1,500 at the beginning of the year. By the second quarter of 2007, new twenty-foot dry cargo container prices fluctuated to $1,850. The volatility in new container pricing is expected throughout the remainder of 2007. Although the Partnership no longer purchases new containers, the price and production levels of new containers indirectly contributed to the Partnership’s results of operations by influencing the available supply of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.

     The Partnership’s primary lessees, the shipping lines, experienced a significant decline in profits during 2006, as additional cargo capacity created by the delivery of new containerships resulted in a corresponding decline in freight rates. A significant number of new containerships built under various shipbuilding programs were delivered during 2006, producing an additional slot capacity of 1.85 million TEU (twenty-foot equivalent unit), an increase of approximately 55% from 2005. Containership capacity is expected to increase by approximately 15% and 14%, respectively, in 2007 and 2008, alleviating some of the near-term earnings pressure created by the excess slot capacity delivered during 2006. Industry analysts initially forecasted that the addition of new container ships and additional slot capacity would slow during 2009. However, reports indicate that the first 5 months of 2007 have already resulted in an annualized increase in containership orders of 11% over 2006. The additional orders are expected to result in additional containership deliveries during 2009, renewing the capacity concerns for the shipping industry. The financial impact of losses from shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At June 30, 2007, approximately 37% of the original equipment remained in the Partnership’s fleet, compared to approximately 42% at December 31, 2006. The following table summarizes the composition of the Partnership’s fleet (based on container type) at June 30, 2007.

	Dry Cargo Containers			Refrigerated Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	2,156	653	114	89	1
Term lease
Short term[1]	469	98	5	19	—
Long term[2]	848	380	11	—	—
Sales-type lease	—	—	—	7	1

Subtotal	3,473	1,131	130	115	2
Containers off lease	95	49	12	28	—

Total container fleet	3,568	1,180	142	143	2

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before June 2008.

2.	Long term leases represent term leases, the majority of which will expire between July 2008 and December 2011.

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	5,210	59%	2,432	67%	74	34%	368	72%	348	99%

Remaining fleet at June 30, 2007	3,568	41%	1,180	33%	142	66%	143	28%	2	1%

Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006
     Net lease revenue was $280,317 for the three months ended June 30, 2007 compared to $415,188 for the same period in the prior year. This decline was primarily due to a $179,544 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 11% decline in the dry cargo container per-diem rental rates when compared to the same three-month period in the prior year. The decline in gross rental revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $21,281. This decline was attributable to the Partnership’s declining fleet size and reduction in both activity-related and inventory-related expenses associated with the current levels of utilization. The Partnership’s average fleet size and utilization rates for the three-month periods ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30,	June 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	6,391	8,147
Refrigerated containers	156	265

Average utilization rates

Dry cargo containers	97%	94%
Refrigerated containers	73%	76%
     Depreciation expense of $283,912 for the three months ended June 30, 2007 declined by $67,243 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $45,110 for the three-month period ended June 30, 2007, an increase of $5,022 or 13% when compared to the same period in 2006, primarily a result of higher professional fees for third-party investor administration services.

     Net gain on disposal of equipment for the three months ended June 30, 2007 was $131,166, compared to a net gain of $71,667 for the corresponding period in 2006. The Partnership disposed of 268 containers, compared to 554 containers during the same three-month period in 2006. The Partnership continued to dispose of additional containers during 2007 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the three-month period ended June 30, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended June 30, 2007 and 2006.
Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006
Net lease revenue was $582,822 for the six months ended June 30, 2007 compared to $894,001 for the same period in the prior year. This decline was primarily due to a $401,541 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 12% decline in the dry cargo per-diem rental rate, when compared to the same six-month period in the prior year. The decline in gross rental revenue was partially offset by a reduction in rental equipment operating expenses (a component of net lease revenue) of $32,927. This decline was attributable to the Partnership’s declining fleet size and reduction in both activity-related and inventory-related expenses associated with the current levels of utilization. The Partnership’s average fleet size and utilization rates for the six-month periods ended June 30, 2007 and 2006 were as follows:

	Six Months Ended
	June 30,	June 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	6,577	8,514
Refrigerated containers	170	283

Average utilization rates

Dry cargo containers	97%	92%
Refrigerated containers	72%	75%
     Depreciation expense of $568,642 for the six months ended June 30, 2007 declined by $168,329 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $87,208 for the six month period ended June 30, 2007, an increase of $11,228 or 15% when compared to the same period in 2006, primarily a result of higher professional fees for third-party investor administration services.
Net gain on disposal of equipment for the six months ended June 30, 2007 was $251,891, as compared to a net gain of $116,333 for the corresponding period in 2006. The Partnership disposed of 617 containers during the first six months of 2007, compared to 1,079 containers during the same six-month period in 2006. The Partnership continued to dispose of additional containers during 2007 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the six-month period ended June 30, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the six-month periods ended June 30, 2007 and 2006.

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
     The Partnership is in its 15th year of operations. Accordingly, it will continue its liquidation phase. At June 30, 2007, approximately 37% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. The Partnership is required to be in compliance with Section 404 on December 31, 2008. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At June 30, 2007, the Partnership had $937,521 in cash and cash equivalents, a decrease of $105,270 from cash balances at December 31, 2006. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At June 30, 2007, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $590,446 during the six months ended June 30, 2007, compared to $900,598 for the same six-month period in 2006.
     Cash from Investing Activities: Net cash provided by investing activities was $699,263 during the six months ended June 30, 2007, compared to $1,211,672 in the corresponding period of 2006. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $1,394,979 during the six months ended June 30, 2007, compared to $2,283,846 during the six months ended June 30, 2006. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

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
The Cronos Group
     For a discussion of the recent change in control of The Cronos Group, the indirect parent company of CCC, the general partner of the Partnership, see note 5 to the condensed financial statements of the Partnership, included in Item 1, herein.
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended June 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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

Date: August 10, 2007

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