Form 10-Q
period 2007-09-30
CRONOS GLOBAL INCOME FUND XIV L P
filed 2007-11-13
CIK 891332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended September 30, 2007

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income XIV, L.P.’s (the “Partnership”) condensed balance sheets as of September 30, 2007 and December 31, 2006, condensed statements of operations for the three and nine months ended September 30, 2007 and 2006, and condensed statements of cash flows for the nine months ended September 30, 2007 and 2006, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2006 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of operations for such interim periods are not necessarily indicative of the results for the full year.

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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents, includes $857,276 at September 30, 2007 and $1,027,791 at December 31, 2006 in interest-bearing accounts	$872,276	$1,042,791
Net lease and other receivables due from Leasing Company	437,979	334,430

Total current assets	1,310,255	1,377,221

Container rental equipment, at cost	15,000,943	19,091,024
Less accumulated depreciation	(12,415,724)	(14,919,722)

Net container rental equipment	2,585,219	4,171,302

Total assets	$3,895,474	$5,548,523

Partners’ Capital

Partners’ capital (deficit):
General partner	$1,117	$(229,740)
Limited partners	3,894,357	5,778,263

Total partners’ capital	$3,895,474	$5,548,523

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net lease revenue	$251,682	$405,538	$834,504	$1,299,539

Other operating income (expenses):
Depreciation	(250,220)	(323,010)	(818,862)	(1,059,981)
Other general and administrative expenses	(29,589)	(43,190)	(116,797)	(119,169)
Net gain on disposal of equipment	146,183	76,415	398,074	192,748

	(133,626)	(289,785)	(537,585)	(986,402)

Income from operations	118,056	115,753	296,919	313,137

Other income:
Interest income	9,671	15,670	33,360	46,016

Net income	$127,727	$131,423	$330,279	$359,153

Allocation of net income:
General partner	$35,421	$93,550	$286,819	$258,164
Limited partners	92,306	37,873	43,460	100,989

	$127,727	$131,423	$330,279	$359,153

Limited partners’ per unit share of net income	$0.03	$0.01	$0.01	$0.03

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Net cash provided by operating activities	$810,854	$1,268,908

Cash flows from investing activities:
Proceeds from sale of container rental equipment	998,683	1,615,791
Proceeds collected on sales-type lease receivable	3,276	—

Net cash provided by investing activities	1,001,959	1,615,791

Cash flows from financing activities:
Distribution to general partner	(55,962)	(97,955)
Distribution to limited partners	(1,927,366)	(3,257,871)

Net cash used in financing activities	(1,983,328)	(3,355,826)

Net decrease in cash and cash equivalents	(170,515)	(471,127)

Cash and cash equivalents at the beginning of the period	1,042,791	1,649,572

Cash and cash equivalents at the end of the period	$872,276	$1,178,445

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

The Partnership is in its 15th year of operations and is in its liquidation phase wherein CCC is focusing its attention on the retirement of the remaining equipment in the Partnership’s container fleet. At September 30, 2007, approximately 35% of the original equipment remained in the Partnership’s fleet.

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

The Leasing Agent Agreement generally provides that the Leasing Company will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees to the Leasing Company. The Leasing Company leases containers to ocean carriers, generally under operating leases which are either master leases or term leases (mostly one to five years). Master leases do not specify the exact number of containers to be leased or the term that each container will remain on hire but allow the ocean carrier to pick up and drop off containers at various locations, and rentals are based upon the number of containers used and the applicable per-diem rate. Accordingly, rentals under master leases are all variable and contingent upon the number of containers used. Sales-type leases have fixed payment terms and provide the lessee with a purchase option. The net investment in sales-type leases represents a receivable due from the Leasing Company, net of unearned income. Unearned income, when recognized, is reflected in the Partnership’s statements of operations, providing a constant return on capital over the lease term. Unearned income is recorded as part of the net lease receivable due from the Leasing Company. Most containers are leased to ocean carriers under master leases; leasing agreements with fixed payment terms are not material to the financial statements.
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(b)	Leasing Company and Leasing Agent Agreement (continued)

Since there are no material minimum lease rentals, no disclosure of minimum lease rentals is provided in these financial statements.

(c)	Basis of Presentation

These unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) and regulation S-X, Article 10 under the Securities Exchange Act of 1934 for interim financial information. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and accompanying notes in the Partnership’s December 31, 2006 Annual Report on Form 10-K.

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

The significant estimates included within the financial statements are the container rental equipment’s estimated useful lives and residual values, and the estimate of future cash flows from container rental equipment operations, used to evaluate the carrying value of container rental equipment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long Lived Assets” (“SFAS No. 144”).

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
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(e)	Container Rental Equipment (continued)

dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three and nine-month periods ended September 30, 2007 and 2006.

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
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(2)	Net Lease and Other Receivables Due from Leasing Company

Net lease and other receivables due from the Leasing Company are determined by deducting direct operating payables and accrued expenses, base management fees payable, and reimbursed administrative expenses payable to CCC and its affiliates from the rental billings earned by the Leasing Company under operating leases and sales-type leases to ocean carriers for the containers owned by the Partnership, as well as proceeds earned from container disposals. Net lease and other receivables at September 30, 2007 and December 31, 2006 were as follows:

	September 30,	December 31,
	2007	2006
Gross lease and other receivables	$651,535	$679,307
Sales-type lease receivable (net of unearned income)	101,413	—

	752,948	679,307

Less:
Direct operating payables and accrued expenses	152,765	197,703
Base management fees payable (receivable)	18,492	(1,195)
Reimbursed administrative expenses	7,596	8,774
Allowance for doubtful accounts	136,116	139,595

	314,969	344,877

Net lease and other receivables	$437,979	$334,430

(3)	Net Lease Revenue

Net lease revenue is recorded by the Partnership in each period based upon its leasing agent agreement with the Leasing Company. Net lease revenue is generally dependent upon operating lease rentals from operating lease agreements and sales-type lease agreements between the Leasing Company and its various lessees, less direct operating expenses, management fees and reimbursed administrative expenses incurred in respect of the containers specified in each operating lease agreement. Net lease revenue for the three and nine-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Rental revenue	$358,086	$492,713	$1,132,276	$1,668,443
Interest income from sales-type lease	106	—	106	—

	358,192	492,713	1,132,382	1,668,443

Less:
Rental equipment operating expenses	64,325	26,013	156,726	151,339
Base management fees	22,645	34,930	76,811	117,143
Reimbursed administrative expenses
Salaries	14,467	19,370	44,816	72,462
Other payroll related expenses	1,442	1,334	6,583	9,109
General and administrative expenses	3,631	5,528	12,942	18,851

Total reimbursed administrative expenses	19,540	26,232	64,341	100,422

	106,510	87,175	297,878	368,904

Net lease revenue	$251,682	$405,538	$834,504	$1,299,539

(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(4)	Operating Segment

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

The Partnership derives revenues from dry cargo and refrigerated containers used by its customers in global trade routes. As of September 30, 2007, the Partnership operated 3,379 twenty-foot 1,109 forty-foot and 138 forty-foot high-cube marine dry cargo containers, as well as 102 twenty-foot and two forty-foot marine refrigerated containers. A summary of gross lease revenue earned by the Leasing Company, on behalf of the Partnership, by product, for the three and nine-month periods ended September 30, 2007 and 2006 follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Dry cargo containers	$291,654	$383,546	$926,145	$1,297,181
Refrigerated containers	66,538	109,167	206,237	371,262

Total	$358,192	$492,713	$1,132,382	$1,668,443

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 (“SFAS 131”), “Disclosures about Segments of an Enterprise and Related Information.”

(5)	The Cronos Group

At a special meeting held August 1, 2007, the shareholders of The Cronos Group (“CGH”), a Luxembourg holding company, approved the Asset Purchase Agreement with CRX Acquisition Ltd., a Bermuda exempted company (“CRX”) and FB Transportation Capital LLC, a Delaware limited liability company (“FB Transportation”) and the transactions contemplated thereunder, including CGH’s dissolution and liquidation. Under the terms of the Asset Purchase Agreement, and subject to the conditions stated therein, CGH agreed to sell all of its assets to CRX and CRX agreed to assume all of CGH’s liabilities. Closing of the sale of CGH’s assets and liabilities to CRX occurred later that same day. The container leasing business of CGH will be continued by CRX as a private company. Management of CGH, which includes members of the management of CCC, are continuing as management of CRX and acquired an equity interest in CRX. CCC is now an indirect subsidiary of CRX.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2006 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Market Overview
     The demand for containerized trade remained favorable during the first nine months of 2007, despite continued declines in the GDP growth rate for most developed countries during the same period, and the recent credit and liquidity challenges experienced by the US and European financial markets. World containerized trade growth is forecasted to grow between 9% and 10% during 2007, indicating that globalization of the supply chain and trade liberalization have greatly stimulated the demand for containerized transport. Also contributing to the demand has been the inability of the shipping industry infrastructure to handle the increase in containerized trade, resulting in port and rail congestion, and ultimately longer turnaround times for ships and containers. As a result, the shipping lines have reduced their redeliveries of on-hire containers and have increasingly looked to container leasing in order to supplement their owned fleets of containers. In future periods, global economic growth and container trade are expected to have less of an impact on the Partnership’s operations than declining revenue from a smaller fleet as CCC continues its efforts to retire the Partnership’s remaining equipment.
     Utilization for the Partnership’s dry cargo container fleet averaged 97% for both the three and nine-month periods ended September 30, 2007. In comparison, dry cargo container utilization rates averaged 96% and 93% for the three and nine-month periods ended September 30, 2006, respectively. The utilization rate for the Partnership’s refrigerated container fleet averaged 84% and 76% for the three and nine-month periods ended September 30, 2007, respectively. In comparison, refrigerated container utilization rates for the three and nine-month periods ended September 30, 2006 averaged 79% and 76%, respectively.
     The average per-diem rate for the Partnership’s dry cargo containers decreased approximately 15% and 13% for the three and nine-month periods ending September 30, 2007, when compared to the same periods in the prior year. The average per-diem rate for the Partnership’s refrigerated cargo containers during the three and nine-month periods ending September 30, 2007 decreased approximately 10% and 11%, respectively, when compared to the same periods in the prior year. The lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures. Unlike dry cargo containers, the refrigerated containers are built for specific market demands. As such, the markets for the leasing of refrigerated containers are narrower than the market for dry cargo containers and are subject to different trends and fluctuations than the dry cargo container market.
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the three and nine month periods ending September 30, 2007, resulting indirectly from the current price level for new cargo containers, as well as the demand for older, existing containers. Changes in future inventory levels, as well as significant fluctuations in new container prices, could adversely affect sales proceeds realized on the sale of the Partnership’s remaining containers.
     The price of a new twenty-foot dry cargo container varied during 2006, ending the year at approximately $2,000, an increase from approximately $1,500 at the beginning of the year. By the end of the third quarter of 2007, new twenty-foot dry cargo container prices fluctuated to $1,850. The volatility in new container pricing is expected throughout the remainder of 2007. Although the Partnership no longer purchases new containers, the price and production levels of new containers indirectly contributed to the Partnership’s results of operations by influencing the available supply of containers and utilization, the level of lease per-diems for existing older containers, as well as container sale prices realized upon their eventual disposal.

     The Partnership’s primary lessees, the shipping lines, experienced a substantial decline in profits during 2006, as additional cargo capacity created by the delivery of new containerships resulted in a corresponding decline in freight rates. A significant number of new containerships built under various shipbuilding programs were delivered during 2006, producing an additional slot capacity of 1.85 million TEU (twenty-foot equivalent unit), an increase of approximately 55% from 2005. During 2007, supply and demand fundamentals are reported to be in favor of the shipping lines, with average containership utilization within the dominant shipping routes reported at a favorable 90%. These factors have contributed an improvement in the financial condition and operating performance of the shipping lines. Despite the improvement, the shipping lines remain challenged by downward pressures on freight rates and the continued expansion of cargo capacity. Containership capacity is forecasted to increase by approximately 47% by December 31, 2009, renewing capacity concerns for the shipping industry. The financial performance of shipping lines may eventually influence the demand for leased containers, as some shipping lines may experience financial difficulties, consolidate, or become insolvent, while others prosper. The Partnership, CCC and the Leasing Company continue to monitor the aging of lease receivables, collections and the credit exposure to various existing and new customers.
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

     At September 30, 2007, approximately 35% of the original equipment remained in the Partnership’s fleet, compared to approximately 42% at December 31, 2006. The following table summarizes the composition of the Partnership’s fleet (based on container type) at September 30, 2007.

	Dry Cargo Containers			Refrigerated Containers
	20-Foot	40-Foot	40-Foot High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	1,997	596	114	66	1
Term lease
Short term[1]	451	102	5	19	—
Long term[2]	819	353	10	1	—
Sales-type lease	—	5	—	4	1

Subtotal	3,267	1,056	129	90	2
Containers off lease	112	53	9	12	—

Total container fleet	3,379	1,109	138	102	2

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before September 2008.

2.	Long term leases represent term leases, the majority of which will expire between October 2008 and December 2011.

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%
Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	5,399	62%	2,503	69%	78	36%	409	80%	348	99%

Remaining fleet at September 30, 2007	3,379	38%	1,109	31%	138	64%	102	20%	2	1%

Three Months Ended September 30, 2007 Compared to the Three Months Ended September 30, 2006
     Net lease revenue was $251,682 for the three months ended September 30, 2007 compared to $405,538 for the same period in the prior year. This decline was primarily due to a $134,521 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 15% decline in the dry cargo container per-diem rental rates when compared to the same three-month period in the prior year. The decline in net rental revenue was also due to an increase in rental equipment operating expenses (a component of net lease revenue) of $38,312. This increase in rental equipment operating expenses was attributable to an increase in both activity-related expenses and the provision for doubtful accounts. The Partnership’s average fleet size and utilization rates for the three-month periods ended September 30, 2007 and 2006 were as follows:

	Three Months Ended
	September 30,	September 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	6,052	7,576
Refrigerated containers	140	228

Average utilization rates

Dry cargo containers	97%	96%
Refrigerated containers	84%	79%
     Depreciation expense of $250,220 for the three months ended September 30, 2007 declined by $72,790 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $29,589 for the three-month period ended September 30, 2007, a decrease of $13,601 or 31% when compared to the same period in 2006, primarily a result of lower professional fees for third-party investor administration services and bank service charges, partially offset by an increase in expense for audit services.

     Net gain on disposal of equipment for the three months ended September 30, 2007 was $146,183, compared to a net gain of $76,415 for the corresponding period in 2006. The Partnership disposed of 305 containers, compared to 364 containers during the same three-month period in 2006. The Partnership continued to dispose of additional containers during 2007 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the three-month period ended September 30, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.
     The level of the Partnership’s container disposals in subsequent periods, as well as the price of steel, new container prices and the current leasing market’s impact on sales prices for existing older containers such as those owned by the Partnership, will also contribute to fluctuations in the net gain or loss on disposals. There were no reductions to the carrying value of container rental equipment due to impairment during the three-month periods ended September 30, 2007 and 2006.
Nine Months Ended September 30, 2007 Compared to the Nine Months Ended September 30, 2006
     Net lease revenue was $834,504 for the nine months ended September 30, 2007 compared to $1,299,539 for the same period in the prior year. This decline was primarily due to a $536,062 decline in gross rental revenue (a component of net lease revenue) when compared to the same period in the prior year. Gross rental revenue was impacted by the Partnership’s smaller fleet size and a 13% decline in the dry cargo per-diem rental rate, when compared to the same nine-month period in the prior year. The decline in net rental revenue was also due to an increase in rental equipment operating expenses (a component of net lease revenue) of $5,387. This increase in rental equipment operating expenses was attributable an increase in both activity-related expenses and the provision for doubtful accounts. The Partnership’s average fleet size and utilization rates for the nine-month periods ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	6,404	8,210
Refrigerated containers	160	265

Average utilization rates

Dry cargo containers	97%	93%
Refrigerated containers	76%	76%
     Depreciation expense of $818,862 for the nine months ended September 30, 2007 declined by $241,119 when compared to the corresponding period in 2006, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $116,797 for the nine-month period ended September 30, 2007, a decrease of $2,372 or 2% when compared to the same period in 2006, primarily a result of higher professional fees for third-party investor administration services and audit services.
     Net gain on disposal of equipment for the nine months ended September 30, 2007 was $398,074, as compared to a net gain of $192,748 for the corresponding period in 2006. The Partnership disposed of 922 containers during the first nine months of 2007, compared to 1,443 containers during the same nine-month period in 2006. The Partnership continued to dispose of additional containers during 2007 in response to its original investment objective, to realize the residual value of its containers after the expiration of their useful lives. The net gain on container disposals in the nine-month period ended September 30, 2007 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as geographical location of the containers when disposed. There were no reductions to the carrying value of container rental equipment due to impairment during the nine-month periods ended September 30, 2007 and 2006.

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
     The Partnership is in its 15th year of operations. Accordingly, it will continue its liquidation phase. At September 30, 2007, approximately 35% of the original equipment remained in the Partnership’s fleet. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Parallel to these considerations will be a projected increase in expenses for devoting significant resources to the additional reporting and compliance requirements of Section 404 of the Sarbanes Oxley Act of 2002, which addresses a range of corporate governance, disclosure, and accounting issues. The Partnership is required to be in compliance with Section 404 on December 31, 2008. These costs may include increased accounting and administrative expenses for additional staffing and outside professional services by accountants and consultants. These additional costs, depending on their materiality, may reduce the Partnership’s results from operations and therefore negatively affect future distributions to the Limited Partners. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
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
     At September 30, 2007, the Partnership had $872,276 in cash and cash equivalents, a decrease of $170,515 from cash balances at December 31, 2006. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At September 30, 2007, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated from the billing and collection of net lease revenue, was $810,854 during the nine months ended September 30, 2007, compared to $1,268,908 for the same nine-month period in 2006.
     Cash from Investing Activities: Net cash provided by investing activities was $1,001,959 during the nine months ended September 30, 2007, compared to $1,615,791 in the corresponding period of 2006. These amounts represent sales proceeds generated from the sale of container rental equipment and proceeds collected from sales-type lease receivables.
     Cash from Financing Activities: Net cash used in financing activities was $1,983,328 during the nine months ended September 30, 2007, compared to $3,355,826 during the nine months ended September 30, 2006. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

Critical Accounting Policies
     The Partnership’s accounting policies are fundamental to understanding management’s discussion and analysis of results of operations and financial condition. The Partnership has identified three policies as being significant because they require the Partnership to make subjective and/or complex judgments about matters that are inherently uncertain. These policies include the following:
•	Container equipment – depreciable lives and residual values

•	Container equipment – recoverability and valuation in accordance with SFAS 144 “Accounting for the Impairment or Disposal of Long Lived Assets”

•	Allowance for doubtful accounts
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
     There has been no change in the Partnership’s internal control over financial reporting (as defined in Rule 13a-15(f)) that occurred during the fiscal quarter ended September 30, 2007, that has materially affected, or is reasonably likely to materially affect, the Partnership’s internal control over financial reporting.
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
President and Director of Cronos Capital Corp.(“CCC”) Principal Executive Officer of CCC

By	/s/ John Kallas

John Kallas
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC
Date: November 13, 2007

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