Form 10-Q
period 2008-03-31
CRONOS GLOBAL INCOME FUND XIV L P
filed 2008-05-09
CIK 891332

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

CRONOS GLOBAL INCOME FUND XIV, L.P.
Report on Form 10-Q for the Quarterly Period
Ended March 31, 2008

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Presented herein are Cronos Global Income XIV, L.P.’s (the “Partnership”) condensed balance sheets as of March 31, 2008 and December 31, 2007, condensed statements of income for the three months ended March 31, 2008 and 2007, and condensed statements of cash flows for the three months ended March 31, 2008 and 2007, (collectively the “Financial Statements”) prepared by the Partnership without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Partnership believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these Financial Statements should be read in conjunction with the financial statements and the notes thereto included in the Partnership’s December 31, 2007 Annual Report on Form 10-K. These Financial Statements reflect, in the opinion of the Partnership and Cronos Capital Corp. (“CCC”), the general partner, all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The statements of income for such interim periods are not necessarily indicative of the results for the full year.
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,
	2008	2007
Assets
Current assets:
Cash and cash equivalents, includes $913,297 at March 31, 2008 and $977,456 at December 31, 2007 in interest-bearing accounts	$928,297	$992,456
Net lease receivables due from Leasing Agent	223,485	247,443
Sales-type lease receivable, due from Leasing Agent within one year, net	39,099	39,086

Total current assets	1,190,881	1,278,985

Sales-type lease receivable, due from Leasing Agent after one year, net	42,892	52,576
Container rental equipment, at cost	12,781,619	13,722,811
Less accumulated depreciation	(10,971,098)	(11,567,119)

Net container rental equipment	1,810,521	2,155,692

Total assets	$3,044,294	$3,487,253

Partners’ Capital

Partners’ capital:
General partner	$1,565	$2,556
Limited partners	3,042,729	3,484,697

Total partners’ capital	$3,044,294	$3,487,253

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Income
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net lease revenue from Leasing Agent	$199,541	$302,504

Other operating income (expenses):
Depreciation	(194,936)	(284,730)
Other general and administrative expenses	(45,762)	(42,097)
Net gain on disposal of equipment	168,829	120,725

	(71,869)	(206,102)

Income from operations	127,672	96,402

Other income:
Interest income	3,568	11,988

Net income	$131,240	$108,390

Allocation of net income:
General partner	$13,650	$120,602
Limited partners	117,590	(12,212)

	$131,240	$108,390

Limited partners’ per unit share of net income	$0.04	$—

The accompanying notes are an integral part of these condensed financial statements.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2008	2007

Net cash provided by operating activities	$176,974	$339,643

Cash flows from investing activities:
Proceeds from sale of container rental equipment	333,068	394,454

Cash flows from financing activities:
Distribution to general partner	(14,643)	(20,130)
Distribution to limited partners	(559,558)	(683,904)

Net cash used in financing activities	(574,201)	(704,034)

Net (decrease) increase in cash and cash equivalents	(64,159)	30,063

Cash and cash equivalents at the beginning of the period	992,456	1,042,791

Cash and cash equivalents at the end of the period	$928,297	$1,072,854

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

The Partnership has completed its 15th year of operations. Future periods are expected to generate diminishing results as the Partnership’s smaller fleet now has a greater impact on its operations than global economic growth and container trade. The General Partner anticipates liquidating the remaining containers in the fleet by year-end 2008 but no final decision has been made. CCC will suspend the cash distribution for May 2008 and all subsequent distributions while the liquidation of the remaining containers in the fleet is evaluated. CCC intends to make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet by year-end 2008. At March 31, 2008, approximately 31% of the original equipment remained in the Partnership’s fleet.

(b)	Leasing Agent

The Partnership and the Leasing Agent have entered into an agreement (the “Leasing Agent Agreement”) whereby the Leasing Agent manages the leasing operations for all equipment owned by the Partnership. In addition to responsibility for leasing and re-leasing the equipment to ocean carriers, the Leasing Agent disposes of the containers at the end of their useful economic life and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Leasing Agent Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership. The Leasing Agent Agreement generally provides that the Leasing Agent will make payments to the Partnership based upon rentals collected from ocean carriers after deducting direct operating expenses and management fees due both to CCC and the Leasing Agent.

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
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(b)	Leasing Agent (continued)

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

(c)	Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s Annual Report on Form 10-K for the year ended December 31, 2007.

(d)	Use of Estimates in interim financial statements

The preparation of interim financial statements, in conformity with US GAAP and SEC regulations for interim reporting, requires the Partnership to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. The most significant estimates relate to the carrying value of equipment including estimates relating to depreciable lives, residual values and asset impairments. Actual results could differ from those estimates.

(e)	Container Rental Equipment

Container rental equipment is depreciated over a 15-year life using the straight-line basis to its residual value of 10% of original equipment cost. Depreciation policies are also evaluated to determine whether subsequent events and circumstances warrant revised estimates of useful lives. Residual values are only revised downwards.

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” container rental equipment is considered to be impaired if the carrying value of the asset exceeds the expected future cash flows from related operations (undiscounted and without interest charges). If impairment is deemed to exist, the assets are
(Continued)

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(1)	Summary of Significant Accounting Policies (continued)
(e)	Container Rental Equipment (continued)

written down to fair value. An analysis of projected future cash flows from container operations is prepared annually, or upon material changes in market conditions. The primary variables utilized in the analysis are current and projected utilization rates, per-diem rental rates, direct operating expenses, fleet size and timing of container disposals. Additionally, the Partnership evaluates future cash flows and potential impairment for its entire container fleet rather than for each container type or individual container, and as a result, future losses could result for individual container dispositions due to various factors, including age, condition, suitability for continued leasing, as well as the geographical location of containers when disposed. There were no impairment charges to the carrying value of container rental equipment for the three-month periods ended March 31, 2008 and 2007.

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
(g)	Accounting pronouncements adopted during the period

On February 15, 2007 the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. On January 1, 2008 the Partnership adopted SFAS 159, however, the Partnership has elected not to use the fair value option for any of its existing financial assets and liabilities and consequently, adoption had no impact.

In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides a single definition of fair value, establishes a framework for the measurement of fair value and expands disclosure about the use of fair value to measure assets and liabilities. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. In November 2007, the FASB agreed to defer the effective date of Statement 157 for all non-financial assets and liabilities by one year. The Partnership adopted the effective provisions of SFAS 157 as of January 1, 2008. There was no impact to the condensed interim financial statements upon adoption. At March 31, 2008, the Partnership did not have any financial assets or liabilities that were subject to the expanded disclosures regarding fair value measurements, consequently adoption had no disclosure impact.
(2)	Net Lease Receivables Due from Leasing Agent

Net lease receivables due from Leasing Agent at March 31, 2008 and December 31, 2007 comprised:

	March 31,	December 31,
	2008	2007
Gross lease receivables	$610,490	$637,593
Less:
Direct operating payables and accrued expenses	126,854	133,399
Base management fees payable	14,973	8,413
Reimbursed administrative expenses	4,753	5,527
Allowance for doubtful accounts	240,425	242,811

	387,005	390,150

Net lease receivables due from Leasing Agent	$223,485	$247,443

Included within the amount of gross lease receivables are $14,004 in respect of amounts owed to the Leasing Agent and $150,516 in respect of amounts owed by the Leasing Agent in relation to the disposal of containers for the three months ended March 31, 2008 and the year ended December 31, 2007, respectively.

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(3)	Net Lease Revenue

Net lease revenue for the three-month periods ended March 31, 2008 and 2007 comprised:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Gross lease revenue	$264,402	$406,338
Less:
Direct operating expenses	31,224	52,239
Base management fees	18,310	27,954
Reimbursed administrative expenses
Salaries	11,430	15,749
Other payroll related expenses	1,403	2,955
General and administrative expenses	2,494	4,937

Total reimbursed administrative expenses	15,327	23,641

	64,861	103,834

Net lease revenue	$199,541	$302,504

(4)	Operating Segment

An operating segment is a component of an enterprise that engages in business activities from which it may earn revenues and incur expenses, whose operating results are regularly reviewed by the enterprise’s chief operating decision maker to make decisions about resources to be allocated to the segment and assess its performance, and about which separate financial information is available. The general partner operates the Partnership’s container fleet as a homogenous unit and have determined that as such, it has a single reportable operating segment.

A summary of gross lease revenue earned by each Partnership container type for the three-month periods ended March 31, 2008 and 2007 follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Dry cargo containers	$227,995	$330,523
Refrigerated containers	36,407	75,815

Total	$264,402	$406,338

Due to the Partnership’s lack of information regarding the physical location of its fleet of containers when on lease in the global shipping trade, the Partnership believes that it does not possess discernible geographic reporting segments as defined in SFAS No. 131 “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”).

CRONOS GLOBAL INCOME FUND XIV, L.P.
Notes to Unaudited Condensed Financial Statements
(5)	Limited Partners’ Capital

Cash distributions made to the limited partners for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Cash Distribution from Operations	$211,389	$310,866
Cash Distribution from Sales Proceeds	348,169	373,038

Total Cash Distributions	$559,558	$683,904

These distributions are used in determining “Adjusted Capital Contributions” as defined by the Partnership Agreement.

The limited partners’ per unit share of capital was $1 at March 31, 2008 and December 31, 2007, respectively. This is calculated by dividing the limited partners’ capital at the end of March 31, 2008 and December 31, 2007 by 2,984,309, the total number of outstanding limited partnership units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion of the Partnership’s historical financial condition and results of operations should be read in conjunction with the Partnership’s December 31, 2007 Annual Report on Form 10-K and the financial statements and the notes thereto appearing elsewhere in this report.
Results of Operations
Overview
     Pursuant to the Limited Partnership Agreement of the Partnership, all authority to administer the business of the Partnership is vested in CCC. A Leasing Agent Agreement (“the Agreement”) exists between the Partnership and the Leasing Agent, whereby the Leasing Agent has the responsibility to manage the leasing operations of all equipment owned by the Partnership. Pursuant to the Agreement, the Leasing Agent is responsible for leasing, managing and re-leasing the Partnership’s containers to ocean carriers and has full discretion over which ocean carriers and suppliers of goods and services it may deal with. The Agreement permits the Leasing Agent to use the containers owned by the Partnership, together with other containers owned or managed by the Leasing Agent and its affiliates, as part of a single fleet operated without regard to ownership.
     The Partnership derives revenues from marine dry cargo and refrigerated containers that are used by its customers in global trade routes. As of March 31, 2008, the Partnership operated 3,004 twenty-foot, 968 forty-foot and 131 forty-foot high-cube marine dry cargo containers, as well as 63 twenty-foot and two forty-foot marine refrigerated containers.
     The following table summarizes the composition of the Partnership’s fleet (based on container type) at March 31, 2008:

	Dry Cargo			Refrigerated
	Containers			Containers
			40-Foot
	20-Foot	40-Foot	High-Cube	20-Foot	40-Foot
Containers on lease:
Master lease	1,667	516	95	41	1
Term lease
Short term[1]	327	57	2	9	—
Long term[2]	919	365	23	8	1

	1,246	422	25	17	1

Subtotal	2,913	938	120	58	2

Containers off lease	91	30	11	5	—

Total container fleet	3,004	968	131	63	2

1.	Short term leases represent term leases that are either scheduled for renegotiation or that may expire on or before March 2009.

2.	Long term leases represent term leases, the majority of which will expire between April 2009 and December 2012.
     The primary component of the Partnership’s results of operations is net lease revenue. Net lease revenue is determined by deducting direct operating expenses, management fees and reimbursed administrative expenses from gross lease revenues generated from the leasing of the Partnership’s containers. Net lease revenue is directly related to the size, utilization and per-diem rental rates of the Partnership’s fleet. Direct operating expenses are direct costs associated with the Partnership’s containers. Direct operating expenses may be categorized as follows:
•	Activity-related expenses, including agent and depot costs such as repairs, maintenance and handling;

•	Inventory-related expenses for off-hire containers, comprising storage and repositioning costs. These costs are sensitive to the quantity of off-hire containers as well as the frequency at which containers are re-delivered and the frequency and size of repositioning moves undertaken;

•	Legal and other expenses, including legal costs related to the recovery of containers and doubtful accounts, insurance and provisions for doubtful accounts.

     At March 31, 2008, approximately 31% of the original equipment remained in the Partnership’s fleet, compared to approximately 33% at December 31, 2007. The following table details the proportion of the fleet remaining by product:

	Dry Cargo						Refrigerated
	Containers						Containers
					40-Foot
	20-Foot		40-Foot		High-Cube		20-Foot		40-Foot
	Units	%	Units	%	Units	%	Units	%	Units	%

Total purchases	8,778	100%	3,612	100%	216	100%	511	100%	350	100%
Less disposals	5,774	66%	2,644	73%	85	39%	448	88%	348	99%

Remaining fleet at March 31, 2008	3,004	34%	968	27%	131	61%	63	12%	2	1%

     In the course of the last twelve months, the average lease per-diem rate for the Combined Partnership fleet declined by 14%. This decline may be attributed to a number of factors:
•	The Leasing Agent extended certain expiring leases at lower rental rates;

•	Off hire containers were placed on leases at rates that, although they resulted in a reduction in the average per-diem rental rates, they also significantly lowered inventory levels;

•	The overall lease market for the Partnership’s older containers continues to be very competitive and, therefore, subject to significant pricing pressures.
     As a result of these changes and other market factors, the average utilization rate for the combined Partnership fleet was 5% higher in the first quarter of 2008 than in the corresponding period of 2007. The level of direct operating expenses declined in line with the reduction in inventories of off hire containers.
     The Partnership’s average fleet size and utilization rates for the three-month periods ended March 31, 2008 and 2007 were as follows:

	Three Months Ended
	March 31,	March 31,
	2008	2007
Fleet size (measured in twenty-foot equivalent units (TEU))

Dry cargo containers	5,349	6,763
Refrigerated containers	101	182

Average utilization rates

Dry cargo containers	97%	97%
Refrigerated containers	92%	70%
     The sale of the Partnership’s off-hire containers is in accordance with one of the Partnership’s original investment objectives, which was to realize the residual value of its containers after the expiration of their useful lives, estimated to be between 12 and 15 years after placement in service. The sale of these containers has positively affected the Partnership’s results from operations and minimized storage and other inventory-related costs incurred for its off-hire containers. The secondary market demand for used containers remained favorable during the first quarter of 2008. Changes in future inventory levels, as well as significant fluctuations in new container prices, may affect sales proceeds realized on the sale of the Partnership’s remaining containers. The price of a new twenty-foot dry cargo container increased from approximately $2,000 at the end of 2007 to $2,350 by the end of the first quarter of 2008. The volatility in new container pricing is expected throughout the remainder of 2008.

Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007
     Overview
     Net income for the three months ended March 31, 2008 was $131,240, an increase of $22,850, or 21% higher than net income for the corresponding period in the prior year. The primary changes between the two periods included the impact of:
•	an increase in the gains recognized on the disposal of equipment;

•	this increase was partially offset by a decline in net lease revenue, in line with the reduction in size of the fleet.
     Analysis and discussion
     Net lease revenue was $199,541 for the three months ended March 31, 2008 compared to $302,504 for the same period in the prior year. The decline was primarily due to a $141,936 decline in gross rental revenue (a component of net lease revenue), reflecting the Partnership’s smaller fleet size. This was partly offset by a reduction in direct operating expenses (a component of net lease revenue) of $21,015. The reduction in direct operating expenses was attributable to a decrease in both activity-related and inventory-related expenses in line with the decline in inventories of off-hire containers.
     Depreciation expense of $194,936 for the three months ended March 31, 2008 declined by $89,794, or 32%, when compared to the corresponding period in 2007, a direct result of the Partnership’s aging and declining fleet size.
     Other general and administrative expenses amounted to $45,762 for the three-month period ended March 31, 2008, an increase of $3,665 or 9% when compared to the same period in 2007, primarily a result of higher fees for audit and banking services.
     Net gain on disposal of equipment for the three months ended March 31, 2008 was $168,829, compared to a net gain of $120,725 for the corresponding period in 2007. The Partnership disposed of 257 containers, compared to 349 containers during the same three-month period in 2007.
     The net gain on container disposals in the three-month period ended March 31, 2008 was a result of various factors, including the proceeds realized from the container disposal, age, condition, suitability for continued leasing, as well as the geographical location of the containers when disposed. These factors will continue to influence the amount of sales proceeds received and the related gain or loss on container disposals.

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
     In January 2008, the Partnership completed its 15th year of operations, with a fleet size measuring approximately 31% of the Partnership’s original equipment. Future periods are expected to generate diminishing results as the Partnership’s smaller fleet now has a greater impact on its operations than global economic growth and container trade. CCC anticipates liquidating the remaining containers in the fleet by year-end 2008 but no final decision has been made. CCC will continue to monitor the resale market for used containers and the Partnership’s operations to determine when the Partnership should be terminated. CCC will take several factors into consideration when examining options for the timing of the disposal of the containers. These factors include the impact of a diminishing fleet size and current market conditions on the level of gross lease revenue, and fixed operating costs relative to this revenue. Upon the liquidation of CCC’s interest in the Partnership, CCC shall contribute to the Partnership, if necessary, an amount equal to the lesser of the deficit balance in its capital account at the time of such liquidation, or 1.01% of the excess of the Limited Partners’ capital contribution to the Partnership over the capital contributions previously made to the Partnership by CCC, after giving effect to the allocation of income or loss arising from the liquidation of the Partnership’s assets.
     Distributions are paid monthly, based primarily on each quarter’s cash flow from operations. Monthly distributions are also affected by periodic increases or decreases to working capital reserves, as deemed appropriate by CCC. CCC will suspend the cash distribution for May 2008 and all subsequent distributions while the liquidation of the remaining containers in the fleet is evaluated. CCC intends to make one or more liquidating distributions to the Limited Partners on or before the termination of the Partnership, or reinstate the monthly cash distributions should no decision be made to liquidate the fleet by year-end 2008. Cash distributions from operations are allocated 5% to CCC and 95% to the limited partners. Distributions of sales proceeds are allocated 1% to CCC and 99% to the limited partners. This sharing arrangement will remain in place until the limited partners have received aggregate distributions in an amount equal to their capital contributions plus an 8% cumulative, compounded (daily) annual return on their adjusted capital contributions. Thereafter, all distributions will be allocated 15% to CCC and 85% to the limited partners, pursuant to Section 6.1(b) of the Partnership’s Partnership Agreement.
     At March 31, 2008, the Partnership had $928,297 in cash and cash equivalents, a decrease of $64,159 from cash balances at December 31, 2007. The Partnership invests its working capital, as well as cash flows from operations and the sale of containers that have not yet been distributed to CCC or its limited partners in money market funds. At March 31, 2008, the Partnership had an additional $30,000 as part of its working capital for estimated expenses related to the ultimate sale of its remaining containers, final liquidation of its remaining assets and subsequent dissolution.
     Cash from Operating Activities: Net cash provided by operating activities, primarily generated by net lease revenue receipts, was $176,974 during the three months ended March 31, 2008, compared to $339,643 for the same three-month period in 2007.
     Cash from Investing Activities: Net cash provided by investing activities was $333,068 during the three months ended March 31, 2008, compared to $394,454 in the corresponding period of 2007. These amounts represent sales proceeds generated from the sale of container rental equipment.
     Cash from Financing Activities: Net cash used in financing activities was $574,201 during the three months ended March 31, 2008, compared to $704,034 during the three months ended March 31, 2007. These amounts represent distributions to the Partnership’s general and limited partners. The Partnership’s continuing container disposals should produce lower operating results, and consequently, lower distributions to its partners in subsequent periods.

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
     The Partnership, in consultation with its audit committee, has reviewed and approved these significant accounting policies which are further described in the Partnership’s 2007 Annual Report on Form 10-K.
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
     See Item 4T.
Item 4T. Controls and Procedures
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

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Not applicable.
Item 1A. Risk Factors
There are no material changes from the risk factors as previously disclosed in the Partnership’s December 31, 2007 Form 10-K in response to Item 1A to Part I of Form 10-K.
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

CRONOS GLOBAL INCOME FUND XIV, L.P.
By	Cronos Capital Corp.
The General Partner

By	/s/ Dennis J. Tietz
Dennis J. Tietz
President and Director of Cronos Capital Corp. (“CCC”) Principal Executive Officer of CCC

By	/s/ Frank P. Vaughan
Frank P. Vaughan
Chief Financial Officer and Director of Cronos Capital Corp. (“CCC”) Principal Financial and Accounting Officer of CCC

Date: May 9, 2008

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